Form 10QSB
period 1996-06-30
ECKLER INDUSTRIES INC
filed 1996-08-14
CIK 949091

- - ------------------------------------------------------------------------------
                U.S. SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                            FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1996
                                   -------------------------------------------

     COMMISSION FILE NUMBER                     1-14082
                           ---------------------------------------------------

                          ECKLER  INDUSTRIES, INC.
              (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                        -----------------------------

           FLORIDA                                             59-1469577
 (STATE OR OTHER JURISDICTION OF                           (I.R.S.  EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA      32780                (407) 269-9680
(ADDRESS OF  PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)       (ISSUER'S TELEPHONE NUMBER)

                        -----------------------------



     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

      YES   X            NO
         ------            ------

     AS OF AUGUST 8, 1996, 1,516,500 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE ISSUED AND OUTSTANDING, AND 523,000 SHARES OF THE REGISTRANT'S CLASS B COMMON STOCK WERE ISSUED OUTSTANDING.

- - ------------------------------------------------------------------------------

                                                       ECKLER INDUSTRIES, INC.
                                                          Index to Form 10-QSB


- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------
PART I-FINANCIAL INFORMATION
- - ----------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheet as of June 30, 1996 (unaudited)                     3

         Statements of Operations for three months ended
                and nine months ended June 30, 1996 and 1995 (unaudited)   5

         Statement of Stockholders' Equity for the nine
                Months ended June 30, 1996 (unaudited)                     6

         Statements of Cash Flows for the nine months ended
                June 30, 1996 and 1995 (unaudited)                         7

         Notes to Financial Statements                                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                        10

PART II-OTHER INFORMATION
- - -------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15

                                   PART I

                           ECKLER INDUSTRIES, INC.

                            FINANCIAL INFORMATION
                            ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                                                       ECKLER INDUSTRIES, INC.
                                                                 BALANCE SHEET
                                                                   (Unaudited)

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

June 30,                                                         1996
- - ------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash and cash equivalents                         $         160,641
  Accounts receivable - net of allowance                      243,243
  Inventories                                               1,508,551
  Prepaid expenses                                          1,287,967
- - ------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                               3,200,402
- - ------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization                             2,471,161
- - ------------------------------------------------------------------------------

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization      86,572
  Prepaid royalty expense                                     768,517
  Other                                                        24,908
- - ------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                   879,997
- - ------------------------------------------------------------------------------








                                                    $       6,551,560
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ECKLER INDUSTRIES, INC.
                                                                 BALANCE SHEET
                                                                   (Unaudited)
                                                                   (Continued)

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------
June 30,                                                         1996
- - ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable                                   $       1,400,332
  Accrued expenses                                             386,571
  Deferred income taxes                                         78,400
  Current maturities of long-term debt                         987,640
  Obligations under capital leases                              16,060

- - ------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                            2,869,003
- - ------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities                     1,331,807
DEFERRED INCOME TAXES                                         361,100

- - ------------------------------------------------------------------------------
        TOTAL LIABILITIES                                   4,561,910
- - ------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY:
  Class A common stock; $.01 par value; 10,000,000 shares
     authorized; 1,516,500 issued and outstanding              15,165
  Class B common stock; $.01 par value; 5,000,000 shares
      authorized; 523,000 issued and outstanding                5,230
  Additional paid-in capital                                2,514,865
  Deficit                                                    (545,610)

- - ------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                          1,989,650
- - ------------------------------------------------------------------------------





                                                    $       6,551,560
- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ECKLER INDUSTRIES, INC.
                                                      STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                    Nine Months Ended
                                                          ------------------                    -----------------
                                                        6/30/96         6/30/95              6/30/96          6/30/95
- - ------------------------------------------------------------------------------------------------------------------------
NET SALES                                             $ 5,048,996     $ 4,293,201          $ 11,144,484     $ 10,178,889

COST OF SALES                                           3,300,587       2,782,454             7,247,478        6,642,539
- - ------------------------------------------------------------------------------------------------------------------------
      Gross Profit                                      1,748,409       1,510,747             3,897,006        3,536,350

SELLING, GENERAL AND ADMIISTRATIVE
EXPENSES                                                1,436,737       1,155,404             3,880,145        3,165,099
- - ------------------------------------------------------------------------------------------------------------------------

      Income from operations                              311,672         355,343                16,861          371,251
- - ------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest expense                                      (68,449)       (111,594)             (223,258)        (293,815)
    Interest income                                         2,264           1,517                14,635            4,040
    Miscellaneous income                                   85,308          25,257               167,626           58,197
- - ------------------------------------------------------------------------------------------------------------------------

                                                           19,123         (84,820)              (40,997)        (231,578)
- - ------------------------------------------------------------------------------------------------------------------------
    Income (loss) before (income taxes) benefit
    from income taxes                                     330,795         270,523               (24,136)         139,673

(INCOME TAXES) BENEFIT FROM INCOME TAXES                 (124,300)             --                 6,500               --
- - ------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         206,495         270,523               (17,636)         139,673
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
ACCRETION OF REDEMPTION VALUE OF REDEEMABLE
PREFERRED STOCK                                                                                (533,032)
DIVIDENDS ON PREFERRED STOCK                                                                    (18,106)
- - ------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK              206,495              --              (568,774)              --
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                             $       .08                          $       (.23)
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
PROFORMA:
  Historical income before income taxes                                   270,523                                139,673
  Proforma income taxes                                                    92,000                                 47,500
- - ------------------------------------------------------------------------------------------------------------------------
Proforma net income                                                       178,523                                 92,173
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
Proforma earnings per share                                           $       .08                           $        .04
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES AND
SHARE EQUIVALENTS OUTSTANDING                           2,562,500       2,117,500             2,525,000        2,117,500
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       ECKLER INDUSTRIES, INC.
                                             STATEMENT OF STOCKHOLDERS' EQUITY
                                                                   (Unaudited)

- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
                                                CLASS A                  CLASS B
                                              COMMON STOCK              COMMON STOCK
                                          ---------------------     --------------------     ADDITIONAL
                                          NUMBER          PAR       NUMBER         PAR          PAID-IN
                                          OF SHARES       VALUE     OF SHARES      VALUE        CAPITAL        DEFICIT
- - ------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995:
  As previously reported                   360,000      $ 3,600      570,000      $5,700      $(923,939)      $(112,365)

  Prior period adjustment to reflect
  change in method of accounting
  for inventories                                -            -            -           -              -         135,529

- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
As restated                                      -            -            -           -              -          23,164
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------
Initial Public Offering, net of            840,000        8,400            -           -      2,747,594               -
  offering costs

Release of Class A Common                  140,000        1,400            -           -        210,505               -
  stock subject to rescission

Conversion of Preferred
  stock                                     12,000          120            -           -         59,880               -

Conversion of investor notes into
  Class A shares                           102,500        1,025            -           -        203,975               -

Issuance of Class A shares for
   consulting services                      62,000          620            -           -        216,380               -

Dividends on preferred stock                     -            -            -           -              -         (18,106)

Contribution and retirement
   of Class B Shares                             -            -      (47,000)       (470)           470               -

Accretion of redemption value of
  redeemable preferred stock                     -            -            -           -              -        (533,032)

Net loss                                         -            -            -           -              -         (17,636)
- - ------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996                   1,516,500      $15,165      523,000      $5,230     $2,514,865       $(545,610)
- - ------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ECKLER INDUSTRIES, INC.
                                                     STATEMENTS OF  CASH FLOWS
                                                                   (Unaudited)

- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------
Nine months ended June 30,                                                  1996            1995
- - ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $  (17,636)    $   139,673
    Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                       229,937         253,651
      Loss on sale of assets                                                  160               -
      Issuance of common stock for consulting fees                         27,125               -
      Deferred income taxes                                                (6,500)              -
      Cash provided by (used for):
        Accounts receivable                                              (134,583)       (133,049)
        Inventories                                                      (675,633)         25,681
        Prepaid expenses                                                 (474,537)       (167,756)
        Accounts payable                                                 (198,662)        686,576
        Royalties payable                                                (175,000)              -
        Accrued expenses                                                  (89,785)         88,388
- - ---------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                   (1,515,114)        893,164
- - ---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Notes and advances to affiliates                                        561,850         (97,732)
  Purchases of property, plant and equipment                              (70,000)        (16,530)
  Proceeds from disposal of property and equipment                          4,850               -
  (Increase) decrease in other assets                                        (531)          5,191

- - ---------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                      496,169        (109,071)
- - ---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Principal payments of long-term debt                                 (1,025,044)       (261,474)
  Payments on capital lease obligations                                   (26,272)        (34,736)
  Proceeds from sale of common stock                                    3,219,075               -
  Proceeds from issuance of investor notes payable                              -         195,000
  Redemption of preferred stock                                          (950,000)              -
  Deferred public offering costs                                                -        (412,883)
  Dividends                                                               (18,106)       (270,000)
  Deferred financing costs                                                (20,067)              -
- - ---------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                    1,179,586        (784,093)
- - ---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 160,641               -
Cash and cash equivalents, beginning of period                                  -               -
- - ---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  160,641               -
- - ---------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                       ECKLER INDUSTRIES, INC.
                                                 NOTES TO FINANCIAL STATEMENTS

- - ------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1995. The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2 - CAPITAL STOCK

On November 15, 1995, the Company completed its initial public offering of 1,200,000 units consisting of its Class A common stock and warrants at $5.00 per unit. Each unit consisted of one share of Class A common stock and one warrant to purchase one share of Class A common stock at a price equal to $6.50 per share. The Company sold 840,000 Class A Common shares and 1,200,000 warrants and received $2,755,994 in proceeds net of offering costs. Three hundred sixty thousand (360,000) shares of the Class A common stock included in the units were sold by a stockholder, and the Company received some of the proceeds from the sale of such shares through repayment of
amounts owed by the stockholder to the Company.   The Company used these
proceeds to reduce accounts payable and debt, redeem preferred stock, and for working capital and general corporate purposes.

NOTE 3 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period. Shares of Class B common stock become convertible into shares of Class A common stock on a 1-for-2 basis and are included in weighted average shares outstanding. Common stock equivalents have not been included since the effect would either be antidilutive or insignificant.

Pursuant to the requirements of the SEC Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering (242,500 shares) at a price below the initial public offering price plus the number of common shares subject to the grant of common stock options and warrants and convertible preferred stock issued during such period (375,000 shares) having exercise or conversion prices below the initial public offering price have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented, prior to the November 15, 1995 closing of the Company's initial public offering.

NOTE 4 - PRO FORMA AMOUNTS

Pro forma adjustments are presented for the three months ended and nine months ended June 30, 1995 to reflect a provision for income taxes based upon historical income before benefit from income taxes as if the Company had been a C Corporation.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash and cash equivalents include checking accounts and money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company accreted $533,032 of redemption value of redeemable preferred stock during the nine months ended June 30, 1996. In addition, investor notes of $205,000 were converted into 102,500 shares of Class A common stock and 102,500 warrants and $50,000 of preferred stock was converted into 12,000 shares of Class A common stock valued at $60,000 during the nine months ended June 30, 1996. Also, the Company issued 62,000 shares of Class A common stock valued at $217,000 for consulting services during the nine months ended June 30, 1996. In addition, a shareholder contributed 47,000 shares of Class B common stock to the Company which had a market value of $405,375. The Company retired the shares immediately upon receipt. The Company acquired land through assumption of a mortgage payable in the amount of $163,873 during the nine months ended June 30, 1995. Also, the Company reclassified trade payables, incurred for professional services, in the amount of $72,050 to notes payable during the nine months ended June 30, 1995.

NOTE 6 - CHANGE IN ACCOUNTING METHOD FOR INVENTORIES

During the third quarter of 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying financial statements. The change did not have a significant effect on results of operations for the nine months ended June 30, 1996, nor is it anticipated that it will have a material effect on future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JUNE 30, 1996 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

      Sales increased $755,795 or 18% for the three months ended June 30, 1996, compared to the same period in 1995 for several reasons. Increased inventory allowed the Company to fill customer orders and decrease lost sales. In addition, the Company instituted an aggressive marketing strategy which included free shipping, guaranteed lowest price, and ten percent discount for items not in stock.

     Costs of sales increased $518,133 or 19% for the three months ended June 30, 1996, compared to the same period in 1995 due primarily to the increase in sales. Gross profit as a percentage of sales remained constant at 35% during the three months ended June 30, 1996 and 1995.

     Selling, general and administrative expenses increased by $281,333 or 24% compared to the same period in 1995. This resulted primarily from increases in advertising costs associated with the production and mailing of the Company's catalog, and the hiring of additional sales personnel in order to increase sales. In addition, general overhead increased due to the compliance and reporting requirements of being a public company.

     Other income (expense) consisted primarily of interest income and expense and miscellaneous income at a net income amount of $19,123 for the three months ended June 30, 1996 compared to a net expense amount of $84,820 for the same period in 1995. Interest expense decreased by $43,145 or 39% for the three months ended June 30, 1996 compared to the same period in 1995 primarily due to $900,000 in principal reductions of long-term debt made during the first quarter of 1996. Miscellaneous income increased by $60,051 or 238% for the six months ended June 30, 1996 compared to the same period in 1995 primarily due to income generated by the Company's affinity charge card program which began in the second quarter of 1995.

     Income tax expense increased $124,300 for the three months ended June 30, 1996. This is mainly due to an increase in current net deferred tax liability. Income tax expense for the three months ended June 30, 1996 increased $32,300 as compared to pro forma income tax expense for the three months ended June 30, 1995.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     Sales increased $965,595 or 9% for the nine months ended June 30, 1996, compared to the same period in 1995 primarily due to increased inventory which allowed the Company to fill customer orders and decrease lost sales, and the aggressive marketing strategy discussed above.

     Cost of sales increased $604,939 or 9% for the nine months ended June 30, 1996, compared to the same period in 1995, due primarily to the increase in sales. Gross profit as a percentage of sales remained constant at 35% during the nine months ended June 30, 1996 and 1995.

     Selling, general and administrative expenses increased by $715,046, or 23% compared to the same period in 1995. This resulted primarily from increases in advertising costs, associated with the production and mailing of the Company's catalog, and the hiring of additional sales personnel in order to increase sales. In addition, general overhead increased due to the compliance and reporting requirements of being a public company.

     Other expense consisted of interest income and expense and miscellaneous income at a net expense amount of $40,997 for the nine months ended June 30, 1996, compared to $231,578 for the same period in 1995. Interest expense decreased by $70,557, or 24%, for the nine months ended June 30, 1996 compared to the same period in 1995 primarily due to $900,000 in principal reductions of long-term debt made during the first quarter of 1996. Miscellaneous income increased by $109,429 or 188% for the nine months ended June 30, 1996 compared to the same period in 1995 primarily due to income generated by the Company's affinity charge card program which began in the second quarter of 1995.

     Benefit from income taxes increased $6,500 for the nine months ended June 30, 1996. This is mainly due to a decrease in net deferred tax liabilities. Benefit from income taxes for the nine months ended June 30, 1996 increased $54,000 as compared to pro forma income tax expense for the nine months ended June 30, 1995.

     In connection with the Company's completion of a private placement on September 20, 1995, the excess of the $950,000 of cash paid and Class A common stock issued (which was valued at $60,000) to redeem and convert the preferred stock issued, over the private placement proceeds assigned to preferred stock ($363,265) is being accreted from the issuance date to the redemption date (November 15, 1995). This resulted in a decrease in net earnings applicable to common stock of $533,032 during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The following table sets forth the major components of the increase in cash and cash equivalents:


                                                                 NINE MONTHS ENDED
                                                                      JUNE  30
                                                                      --------

                                                                    1996      1995
                                                                    ----      ----
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES......... $ (1,515)  $ 893
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.........      496    (109)
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES......... $  1,180    (784)
                                                                   --------   -----
     NET INCREASE IN CASH AND CASH EQUIVALENTS.................... $    161   $   -
                                                                   --------   -----
                                                                   --------   -----

     Inventory levels increased by $675,633 and decreased by $25,681 for the nine months ended June 30, 1996 and 1995, respectively. The primary reason for the changes in the levels of inventory was the Company's working capital position. Prior to the initial public offering, the Company was unable to
replenish inventory, as needed, due to marginal working capital.   This is
also the reason accounts payable decreased by $198,662 and increased by $686,576 for the nine months ended June 30, 1996 and 1995, respectively.

     Prepaid expenses increased by $474,537 and $167,756 for the nine months ended June 30, 1996 and 1995, respectively. This was primarily due to additional costs associated with catalog production and mailing, and prepayment of consulting fees for the nine months ended June 30, 1996.

     Cash used for investing activities exceeded cash provided by investing activities by $109,071 for the nine months ended June 30, 1995 primarily due to advances made to affiliates of $97,732.

     Cash provided by investing activities exceeded cash used for investing activities by $496,169 for the nine months ended June 30, 1996, primarily due to repayments of notes and advances by affiliates in the amount of $561,850 during the period.

     Financing activities used cash of $784,093 for the nine months ended June 30, 1995 primarily due to payment of distributions from S corporation earnings in the amount of $270,000 and deferred public offering costs of $412,883.

     Financing activities provided cash of $1,179,586 for the nine months ended June 30, 1996. This resulted from the excess of proceeds from the sale of common stock of $3,219,075 over repayments of long-term debt of $1,025,044, payments on capital lease obligations of $26,272, redemption of preferred stock of $950,000, and dividends paid to preferred stockholders of $18,106.

     The Company had working capital at June 30, 1996 in the amount of $331,399. The management of the Company has developed and implemented strategies to meet future liquidity needs. These strategies include (i) refinancing of the Company's mortgage to obtain more favorable terms, and arranging a revolving line of credit to finance its seasonal increase in inventory and annual catalog production costs; and, (ii) a tighter control on overall costs. The Management of the Company believes that these actions, in addition to the improved working capital position at June 30, 1996, will allow the Company to meet its future liquidity needs.

     In the past, the Company advanced funds to Mr. Eckler (its then sole shareholder) for his use to invest in other, unrelated business ventures.
Mr. Eckler, through various entities, purchased real property and entered into mortgage commitments with certain financial institutions. As a condition of the mortgages, the Company was required to guarantee such loans. The Company funded these advances through its working capital by reducing inventory levels. This resulted in the Company's inability to adequately fill sales orders thereby reducing sales and cash flow.

     The Company renegotiated with various lenders to eliminate guarantees on the related entities' loans. The Company eliminated the last remaining guaranty when the real estate securing the loan was sold in March of 1996. The Company has further terminated lease contracts with related entities thereby decreasing occupancy costs. Further, the Company has restructured its debt with NationsBank to extend repayment terms through October 1, 1997. The Company is no longer advancing funds to Mr. Eckler or his affiliated entities. Mr. Eckler repaid outstanding balances on loans from the Company to him and his affiliated entities upon completion of the initial public offering. The Company does not anticipate any new transactional activity between the Company and Mr. Eckler or his affiliated entities. However, in the event any such transactions were proposed, they would be subject to full disclosure to and authorization by a majority of Board members or Board-appointed committee not having an interest in the transaction, full disclosure to and approval of a majority of the shareholders who do not have an interest in the transaction, or the transaction is fair and reasonable as to the Company under Florida law at the time it is authorized by the Board or the shareholders. Further, affiliated transactions having fair market values exceeding certain statutory amounts are required to be approved by holders of two-thirds of the voting shares other than the shares beneficially owned by the shareholder interested in the transaction, unless the transaction is approved by majority vote of disinterested directors.

     Since the closing of the Company's initial public offering on November 15, 1995, the Company increased inventory levels to enhance more favorable terms with its vendors and take advantage of quantity and cash discounts. In addition, proceeds from the initial public offering were used to purchase and manufacture inventory under the GM Agreement. The Company believes this will result in an increase in sales and cash flow and improve its gross margins.

S CORPORATION ELECTION

     Effective October 1, 1989, the Company elected to become an S Corporation for Federal and Florida income tax purposes. As such, the Company generally had not been subject to Federal or certain state income taxes, but its income had been taxable to its shareholder. The Company's status as an S Corporation was terminated upon the closing of the Private Placement and the issuance of the Class A Common and preferred stock on September 20, 1995.

     The Board of Directors authorized distributions to the sole shareholder of the Company in the amount of $270,000 for the nine months ended June 30, 1995.

SEASONALITY

     The business of the Company is subject to seasonal fluctuations. Historically, the business has realized a higher portion of its revenues in the third and fourth quarters of the Company's fiscal year and the lowest portion of its revenues in the first quarter. The business of the Company is particularly dependent on sales to Corvette enthusiasts during the spring and summer months. This is the time of year that Corvette enthusiasts are preparing for upcoming car shows that are held in the late summer and early fall.

INFLATION

     Although the effects of inflation on the Company cannot be accurately determined, the Company does believe that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company has been generally unable to pass price increases on to customers due to the competitive environment in which the Company operates. Management believes it has been able to minimize the effect of inflation by decreasing its operating costs, increasing its employee productivity and fully utilizing its marketing capabilities.

                                  PART II

                          ECKLER INDUSTRIES, INC.


                             OTHER INFORMATION
                             -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS - NONE.
               (1)   Exhibit 27 - Financial Data Schedules

          (B)  REPORTS ON FORM 8-K - NONE.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 1996.

                              ECKLER INDUSTRIES, INC.


                              By:  /s/ RALPH H. ECKLER
                                 ---------------------
                                   Ralph H. Eckler
                                   President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures               Title                              Date
     ----------               -----                              ----
/s/ Ralph H. Eckler         President, Chief Executive           August  12, 1996
- - ----------------------      Officer, Secretary, Treasurer
Ralph H. Eckler             and Director


/s/ Ronald V. Mohr          Vice President of Finance            August  12, 1996
- - ----------------------      and Administration, and
Ronald V. Mohr              Director
                            (principal financial officer)

/s/ Ernest Restina          Controller                           August  12, 1996
- - ----------------------
Ernest Restina