Form 10-K405
period 1996-09-30
ECKLER INDUSTRIES INC
filed 1997-01-13
CIK 949091

--------------------------------------------------------------------------------
                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR  ENDED         SEPTEMBER 30, 1996
                                    -------------------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ----------------   ---------------

         COMMISSION FILE NUMBER                  1-14082
                                ----------------------------------------------

                              ECKLER  INDUSTRIES, INC.
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                    ----------------------------------------------

               FLORIDA                                  59-1469577
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA    32780        (407) 269-9680
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)   (ISSUER'S TELEPHONE
                                                                   NUMBER)

                               -----------------

            SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    --------------------          -----------------------------------------

    CLASS A COMMON STOCK          NASDAQ-SMALL-CAP MARKET AND
    WARRANTS (1)                  BOSTON STOCK EXCHANGE


    (1)  REDEEMABLE CLASS A COMMON STOCK PURCHASE WARRANTS

            SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

    CLASS A COMMON STOCK            WARRANTS (1)
      (TITLE OF CLASS)            (TITLE OF CLASS)

    (1)  REDEEMABLE CLASS A COMMON STOCK PURCHASE WARRANTS


    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
      YES     X                        NO
         -------------                    --------------

    CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM
405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB
OR ANY AMENDMENT TO THIS FORM 10-KSB.     [ X ]

    STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR  $ 14,893,083
                                                            -----------------

    THE AGGREGATE MARKET VALUE OF VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT ON DECEMBER 16, 1996, WAS $8,368,500.
                                                            ----------

    AS OF NOVEMBER 30, 1996, 1,646,750 SHARES OF THE REGISTRANT'S CLASS A COMMON STOCK WERE ISSUED AND OUTSTANDING.



                         DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE.

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                  ---    ---
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

         GENERAL. The Company, also known as "Eckler's", was incorporated in Florida in 1973. The Company is a major manufacturer and supplier of aftermarket parts for Corvettes. The Company's marketing tool is its catalogue offering approximately 17,000 items of Corvette maintenance and restoration parts, accessories, and gift and apparel items. The Company entered into an agreement with General Motors affording it a right of first refusal to purchase Corvette parts discontinued from manufacture by GM and to acquire exclusive rights to tooling for the discontinued parts. The Company and General Motors are currently implementing the agreement which the Company anticipates will result in substantial increases in sales revenue.

         Until September 20, 1995, the Company had been a Subchapter S Corporation wholly-owned by Ralph H. Eckler. On that date, the Company converted to a C Corporation as a result of a private placement of $1,000,000 of Class A Common and Preferred Stock. Further, in November 1995, the Company became a public company upon the closing of its initial public offering of 840,000 Units, each Unit consisting of one share of Class A Common Stock and one redeemable Class A Common Stock Purchase Warrant (the "Public Warrants") for gross proceeds to the Company of $4,200,000. The Class A Common Stock and the Public Warrants are separately tradable and are listed on the NASDAQ Small-Cap Market and the Boston Stock Exchange.

         Included in the Company's initial public offering were 360,000 Shares of Class A Common Stock sold by Ralph H. Eckler, the Company's then majority shareholder, for gross proceeds of $1,800,000, from which he repaid the Company $570,000 representing the remaining outstanding balances of loans the Company had in previous years made to Mr. Eckler and various entities owned by Mr. Eckler.

         As a result of the foregoing private and public financings, the Company was able to decrease balances on long term debt, reduce trade payables, increase inventory, complete advance royalty payments under the GM Agreement, commence implementation of the GM Agreement, and purchase additional equipment. Prior to the public financing, the Company experienced cash flow deficiencies and was unable to meet many of its obligations as they became due. During that time period, the Company made substantial loans and distributions to Mr. Eckler and his affiliated entities for other projects resulting in a decrease in inventory and sales. Although the Company anticipates increased sales volume and a profitable level of operations, there is no assurance that the Company's efforts will be successful. There are many events and factors impacting the Company's business over which the Company has little or no control including, without limitation, economic conditions generally affecting the public's ability and willingness to purchase collectible vehicles and parts, delays in obtaining product, and competitors' products. There can be no assurance that future operations will be profitable or will satisfy future cash flow requirements.
See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS AND MARKETS. For the fiscal years ended September 30, 1996 and 1995, the Company's sales mix of its basic product lines was 48% and 50%, respectively, for accessories; 40% and 38%, respectively, for restoration parts; 9% for maintenance items; and, 3% for gift and apparel items.

         ACCESSORIES. The accessory items sold by the Company are primarily those products that enhance the appearance and/or functionality of the Corvette. These items can generally be readily installed by the end user and are typically purchased by retail customers. Examples of popular accessory items include car covers, floor mats, nosemasks, radios and car care products. The Company also includes its manufactured, customized fiberglass parts in this category.

         RESTORATION PARTS. These parts are items that restore the Corvette to its original condition. Such products may require certain skills and tools to install and are purchased primarily by dealers and repair shops as opposed to retail customers. Restoration parts include body panels, interior trim (seats, seat covers, dash boards), wheels, emblems and moldings. Some Company-manufactured fiberglass parts are included in this classification if the part is manufactured to resemble the original part as opposed to custom made parts which are considered accessories. The Company's management anticipates this product line to increase substantially with the implementation of the Company's license agreement with GM. Under that agreement, the Company is licensed to manufacture, sell, distribute and market numerous parts discontinued by GM which the Company can sell under the GM Restoration Parts trademark for various Corvette model years. The model years of the Corvettes for which GM will declare parts obsolete and whether a particular part for any model year is declared obsolete are discretionary with GM. See "General Motors Agreement."

         MAINTENANCE ITEMS. The Company offers an array of items which enable Corvette owners to maintain their cars in optimum condition. These are items that are generally considered do-it-yourself type products and are typically purchased by retail customers. They include carburetors, valves, engine parts, and chrome parts that enhance the overall appearance of the car.

         GIFT AND APPAREL ITEMS. Such items include T-shirts, jackets, key rings, clocks, cup holders, luggage and other novelty items. These products are principally purchased by retail customers.

         GENERAL MOTORS AGREEMENT. In December 1993, the Company entered into a Reproduction and Service Part Tooling License Agreement with General Motors Corporation, Service Parts Operations ("GM") (the "GM Agreement"). Under the
GM Agreement, the Company is licensed to manufacture, market, sell and distribute a wide variety of Corvette automotive parts under the GM trademark "GM Restoration Parts" for restoration of Corvettes, pursuant to which the Company will pay GM royalties on licensed parts the Company sells. Corvette restoration parts licensed by GM to the Company are parts that have been discontinued by GM and include body panels, interior trim, convertible tops, wheels, moldings, lights, brackets, grilles, headlight mechanisms, bumpers, inner fenders and miscellaneous similar parts. Pursuant to the GM Agreement, the Company is required to meet and maintain GM's quality standards for all licensed Corvette parts manufactured and sold by the Company.

         Due to the complexity of licensing such a broad range of parts, the Company has been working closely with GM to implement the GM Agreement in order to market the first group of licensed products to its existing customer base and to the approximately 4,500 Chevrolet dealerships worldwide. The initial term of the GM Agreement, as amended continues through December 31, 2001 with two consecutive five-year renewal options to December 31, 2011. As consideration for the GM Agreement, the Company paid GM an advance of $1,000,000 against future royalties on sales of licensed parts through December 31, 1998 ("Advance Payment"). The renewal options are subject to the Company making certain minimum net royalty payments to GM of at least $750,000 during the 12 months immediately preceding the first renewal term and at least $1,000,000 during the 12 months immediately preceding the second renewal term.

         For each twelve month period commencing January 1, 1999 through December 31, 2001, and annually thereafter during any renewal term, the Company is obligated to pay to GM a percentage royalty up to a maximum of 8% on net sales, with a minimum of $500,000 annually in royalties for net sales of the licensed parts (i.e., gross sales of licensed parts less quantity discounts and returns for damaged goods); provided, however, if during the period December 1, 1993 through December 31, 1998 aggregate royalties of $1,000,000 are not achieved, then the guaranteed minimum for the period January 1, 1999 to December 31, 1999 shall be reduced (up to a maximum of $350,000) by an amount equal to the difference between the $1,000,000 Advance Payment and actual royalties paid. The guaranteed minimum royalties beginning after December 31, 1998 are payable in quarterly installments.

         GM LICENSED PARTS AND GM TOOLING. Based upon its discussions with GM, the Company's management estimates that GM will be discontinuing thousands of Corvette parts during the term of the GM Agreement. As each part covered by the GM Agreement is discontinued by GM, the Company will also have the right of first refusal to use the same tooling, when available, which GM and/or its authorized suppliers have been using to produce the parts (provided there are no pre-existing GM license agreements or written GM policies which conflict with or prohibit such and that the tools are not common to other non-licensed, not yet GM obsolete parts). If the Company elects to utilize the tooling, the Company will in most cases have the option of submitting manufacturing requests to and contracting with the present manufacturer where the tooling is housed to produce the parts or to have the tooling moved to another manufacturer. The primary expense in utilizing the tooling will be in relocating and refurbishing the equipment, if necessary. In addition, in the event that the part is discontinued and GM has maintained an inventory of a particular part, the Company will have a right of first refusal to purchase the existing inventory on terms that the Company believes are favorable. The Company believes that the purchase and resale of this inventory will give the Company a substantial market advantage for those particular parts insofar as the competition will not have access to these particular parts utilizing the GM Restoration Parts trademark. In connection with manufacturing and marketing the licensed parts, the GM Agreement grants the Company a license to use the GM trademark, "GM Restoration Parts," and GM part numbers associated with the licensed parts. To date, GM has identified various parts that are subject to the GM Agreement, and has transferred to the Company various technology and tooling for certain parts declared obsolete by GM. As a result of the Company's recent influx of capital, the Company has commenced manufacturing such parts through third party manufacturers and has commenced purchasing inventory of discontinued GM parts. Although prior to the Company's IPO, it had not yet manufactured parts with GM tooling nor purchased inventory of discontinued parts from GM, the Company had sold parts from its own inventory under the GM Restoration Parts label since 1993.

         BENEFITS. Among the benefits of this program, in addition to utilization of the GM tooling as previously described, is the use of the GM Restoration Parts trademark on each restoration part sold by the Company. When GM discontinues a Corvette automotive part covered by the GM Agreement and licenses the part to the Company, GM dealers, including Chevrolet dealerships, upon inquiry about the discontinued part, will be directed to the Company for that part through GM's computerized parts directory and the GM Restoration Parts Reference Guide. As a result, the Company will have a built-in prospective customer base with GM dealerships. In addition, independent body and repair shops will also be able to purchase licensed Corvette Restoration Parts directly from the Company.

         CORVETTE MODEL YEARS. Under the GM Agreement, the Company is presently licensed to sell a variety of discontinued parts for Corvettes for various model years. The model years of the Corvettes for which GM will declare parts obsolete and whether a particular part for any model year is declared obsolete are discretionary with GM.

         SALES, AND DISTRIBUTION METHODS. The Company typically generates its revenues through three different mediums: catalog sales, showroom sales and mail-in orders.

         CATALOG. The Company markets its products primarily through the distribution of the "Eckler's" catalog which markets approximately 17,000 items and historically has generated most of the Company's revenues. The Company has printed its catalog annually since 1972 and currently prints 400,000 catalogues for distribution in February of each year. In each of February 1995 and February 1996, the

Company distributed over 290,000 copies of its catalog to existing and prospective customers, both retail and wholesale. The remaining catalogues were distributed pursuant to individual requests.

         The Company's telemarketing staff is principally an inbound, order-taking department. During the fiscal years ended September 30, 1995 and 1996, catalog sales accounted for approximately 93% of the Company's revenues. The Company's sales force specializes in selling Corvette parts and accessories. This group handles in excess of 600 inquiries daily and processes an average of 285 orders daily. Through the Company's Management Information System ("MIS"), management is able to evaluate sales performance daily as well as track the Company's total sales, back orders, inventory levels, price and product changes, and other related statistics.

         SHOWROOM SALES. For the fiscal years ended September 30, 1996 and September 30, 1995, the Company generated approximately 6% of its total revenue through its 5,000 square foot Titusville showroom where it displays over 3,000 items from its product line. Annually, more than 20,000 people visit the Company's Titusville showroom.

         OTHER ADVERTISING AND PROMOTIONS. In addition to its catalog, the Company advertises in magazines and trade publications that are directed toward the Corvette owner or dealer. The primary purpose of the ads is to introduce the Company to new Corvette owners and shops who are not already familiar with the Company name as well as promote actual product sales.

         The Company also sponsors various promotional programs including a program that matches a competitor's price if lower than the Company's, a Restoration Club program pursuant to which customer-members are given discounts on specified products, and an annual "Corvette Reunion" held at the Company's main facilities where, during one weekend in September, thousands of Corvette enthusiasts gather to participate in or view a Corvette car show and auction, tour the Company's facilities, and purchase products sold by the Company and various automotive parts vendors.

         GEOGRAPHIC CONCENTRATION OF SALES.  In fiscal years ended September
30, 1996 and September 30, 1995, domestic sales accounted for approximately 97% of the Company's total, with the states of Florida, Pennsylvania, New Jersey, New York, Indiana, Illinois, Ohio, Texas, Michigan and California constituting approximately 50% of total sales. International sales accounted for 3% of total sales in fiscal 1996 and 1995. The Company currently distributes parts in Japan, and is increasing distribution of its products in Europe. To continue expanding this market, the Company prints order blanks in three different foreign languages (French, German, and Japanese) and has added the Language Line from AT&T which allows access to interpreters in any language.

         SOURCING AND PRODUCTION. A substantial majority of the Company's products are obtained from many independent manufacturers who produce parts to Corvette specifications to the extent such items are standard equipment on Corvettes. In the case of accessories and gift and apparel items, such items are purchased by the Company from various manufacturers and distributors.

         In addition, the Company recently added to its product line the GM restoration parts licensed to the Company under the GM Agreement. The Company obtains the GM restoration parts by having them made by third party manufacturers and by purchasing inventory of discontinued parts directly from GM. In those cases where the Company has the restoration parts manufactured, the Company selects manufacturers that can produce the restoration parts most economically while meeting delivery requirements and maintaining product quality. Through such relationships, the Company anticipates continuing sources for the supply of its products, thereby accommodating variations in market demand.

         The Company owns all of the tooling for its exclusive products, such as Corvette fiberglass molds. All of the Company's manufacturing employees are cross-trained to perform each production step for a particular product. In addition, individual production stations can be easily retooled to respond to market demands.

         CERTAIN TRADEMARKS AND LICENSES. The Company does business under the name of "Eckler's" which is a registered trademark of the Company in the United States and Japan. In addition to the license granted to the Company under the GM Agreement discussed above, the Company entered into the following license agreements with GM.

         TRADEMARK LICENSE AGREEMENT FOR ACCESSORIES. Effective October 3, 1992, the Company and General Motors Corporation, Service Parts Operations, entered into a Trademark License Agreement pursuant to which the Company has the non-exclusive right to use certain GM trademarks in connection with the manufacture, sale, promotion and distribution of pre-approved accessory items. Some of the licensed trademarks utilized by the Company for accessory items are "CORVETTE," "VETTE," and Corvette body designs. For this right, the Company pays GM a percentage royalty on net sales of licensed products, with a guaranteed minimum of $7,500 annually. The agreement terminated on December 31, 1995, but was subject to renewal at the expiration date if the parties mutually agree. The Company is in negotiations with GM and anticipates renewing this agreement and incorporating it as part of the GM Licensed Parts and Tooling Agreement.

         TRADEMARK LICENSING AGREEMENT FOR GIFT AND APPAREL ITEMS. Effective October 14, 1992, the Company and Chevrolet Motor Division, General Motors Corporation, entered into another Trademark Licensing Agreement pursuant to which the Company has the non-exclusive right to use certain GM trademarks in connection with the manufacture, sale, promotion and distribution of pre-approved novelty, gift and apparel items. The Company pays GM a percentage royalty on net sales of licensed products, with a guaranteed minimum of $1,500 annually. The agreement terminates April 30, 1997, but is subject to renewal at the expiration date by mutual agreement.

         COMPETITION. The Company competes directly with a number of local, regional and national suppliers of aftermarket Corvette automotive parts. Some of the Company's competitors have greater financial, marketing and other resources than the Company. The Company has identified nine competitors, five of which are located in the mid-west, one in California, one in Texas, one in Pennsylvania and one in Virginia. Although the Company believes that its prices are competitive for similar products, certain competitors may have greater financial resources than the Company so as to permit more aggressive pricing.

         The Company has over 500 product suppliers and purchased approximately 14% of its products from one supplier during the year ended September 30, 1996. Of the Company's 95,000 customers, no single customer accounts for more than 5% of total revenues during the Company's most recent fiscal year.

         SEASONALITY.   The Company has historically recorded losses during its
first and second fiscal quarters October 1 through March 31. Historically, the Company's prime selling season has been March through August, and the largest portion of the Company's revenues are realized in the third and fourth quarters of the Company's fiscal year.

         EMPLOYEES. As of November 30, 1996, the Company employed approximately 73 individuals on a full-time basis.

ITEM 2.   PROPERTY.

         The Company's main facilities are located at 5200 South Washington Avenue, Titusville, Florida, on approximately 5.57 acres (the "Main Facility"). Three buildings comprise the Company's Main Facility as follows: one building of approximately 33,000 square feet housing the Company's main office, showroom and a warehouse; a building of approximately 29,750 square feet housing the Company's manufacturing facilities where the Company manufactures Corvette body parts; and a third building of approximately 24,825 square feet serving as an additional warehouse and the Company's shipping and receiving department. The Company also owns additional undeveloped acreage adjacent to its Main Facility, comprising approximately 5.3 acres (the "Undeveloped Property").

         The Main Facility and the Undeveloped Property are subject to a mortgage and security agreement in favor of Barnett Bank, N.A., with an outstanding principal balance of $2.4 million, which loan was obtained in September, 1996 and which refinanced an existing mortgage on the Company's property held by NationsBank. The Barnett Bank loan is also secured by the Company's machinery, equipment, fixtures, and other personal property, including trade names and is guaranteed by a stockholder of the Company. The loan bears interest at 1.5% above the prime rate as periodically quoted by Barnett Bank. Commencing in October, 1996, and monthly thereafter, until August 30, 1999, the Company is obligated to make monthly payments of $13,333 principal plus interest at the rate of 1.5% above the prime rate as quoted by Barnett Bank from time to time. The loan matures on September 30, 1999, when the outstanding balance, and accrued interest, is due and payable.

         Concurrently with refinancing its mortgage debt in September, 1996, the Company obtained a $1 million revolving line of credit from Barnett Bank. Any outstanding principal will bear interest at 1.5% above the prime rate
quoted by Barnett Bank.   Interest on the outstanding principal balance is paid
monthly and any unpaid principal balance, plus accrued and unpaid interest, is due on demand. The outstanding principal balance of the line of credit as of September 30, 1996 was $133,073, leaving an available line of credit of $866,927. However, the total principal balance at any time outstanding on the line of credit shall not exceed prior to or after a request for a draw or advance, the lesser of (i) $1,000,000, or (ii) 70% of the Company's accounts receivable that meet certain criteria, plus 50% of the Company's inventory that meet certain criteria, plus 25% of work in process in molds. The line of credit is secured by the Company's accounts receivable, and inventory.

         Each of the mortgage loan and line of credit facility contain cross-default provisions pursuant to which a default under one loan will trigger a default under the terms of the other loan. Among other provisions of the Company's loan agreements, there are restrictions upon the Company with respect to additional borrowings, loans to related parties and lease commitments. Such agreements also impose financial covenants requiring the Company to maintain specified financial and operating ratios which include current, leverage, tangible net worth and fixed charge ratios. At September 30, 1996, the Company was in violation of the fixed charge ratio requirement. The bank has granted a waiver through September 30, 1997. If the Company defaults under one of the loans, Barnett Bank my accelerate the amounts due under both loans, which would have a material adverse affect on the Company's business.

         The Company leases approximately 10,680 square feet of one of its buildings to Titusville Chevrolet-GEO, Inc., which utilizes the space as offices and a service center. The lease is a one year lease commencing February 15, 1996 and is subject to renewal for two consecutive additional one year terms. The annual rent for the first year is $31,020, and if renewed for a second and third year, $43,020 and $53,020, respectively. The Company also leases to Titusville Chevrolet-GEO, Inc. approximately 10,500 square feet of land pursuant to a three-year land lease commencing on February 15, 1996. The annual rent for the first year is $12,000, and increased $500 per year for each of the second and third years. Titusville Chevrolet-GEO, Inc., formerly owned by an affiliate of Ralph H. Eckler, was sold to a third party unrelated to Mr. Eckler, the Company or any of their affiliates.

LETTER OF INTENT FOR COMBINATION OF THE COMPANY WITH SMART CHOICE HOLDINGS, INC.

         On October 28, 1996, the Company entered into a letter of intent with Smart Choice Holdings, Inc. ("Smart Choice"), a newly organized, privately held Delaware corporation for the purpose of combining the two companies. On December 30, 1996, the parties executed a definitive agreement and plan of merger. The parties anticipate closing the agreement on or about January 13, 1997. The combination would be effected by the holders of Smart Choice securities exchanging all of their securities for 6.5 million shares of the Company's Class A Common Stock or its equivalent. To the extent the Company does not have a sufficient number of Class Common Stock authorized, unissued and unreserved, the Company will issue one-half share of the Company's Class B Common Stock for every share of Class A Common Stock it is unable to issue. The resulting company would be known as Smart Choice Holdings, Inc. (or other name (previously defined as "Smart Choice Holdings") which would be comprised of four divisions: Corvette parts and accessories (the "Eckler Division"), new car sales, used car sales, insurance, auto finance and leasing. The primary focus of the combined companies would be the establishment of a network of neighborhood stores for the financed sales of new and used cars, with a specific focus on sub-prime borrowers. The combined companies would be acquiring various used car dealerships and finance companies for purposes of offering a full-service package to customers for one-stop transportation shopping encompassing automobiles, warranties, service, financing, leasing and insurance. Although Smart Choice Holdings, Inc. has entered into several purchase contracts, letters of intent and/or oral agreements in principal to acquire certain new and used car sales and finance companies, there can be no assurance that the acquisitions will be successfully completed and closed. Further, there is no assurance that, given the highly competitive nature of the industry and the need for significant additional capital to fund the acquisitions, that the resultant company will be successful in meeting its goals. However, the closing of the merger is conditioned on Smart Choice's demonstration to the Company of its ability to close certain identified acquisitions. The closing of the transaction is also conditioned on a variety of other factors consistent with transactions of similar nature. In connection with the proposed closing of the merger and the acquisitions, Smart Choice is seeking a senior secured "warehouse" credit facility of up to $20 million; subordinated debt of $7 million; and a debt "bridge" financing of $3 million which would be repaid at the time of a public offering or at maturity. Smart Choice intends to offer the lenders on these financings rights to acquire securities through the grant of warrants and/or conversion features for the outstanding indebtedness.

         As a result of the combination, the Company will be reorganized into a holding company, known as Smart Choice Holdings, Inc. (previously defined as "Smart Choice Holdings"), or other name designated by Smart Choice, that will encompass four divisions: Corvette parts and accessories, new car sales, used car sales, insurance, auto finance and leasing. The reorganized company will operate as a division of Smart Choice Holdings (the "Eckler Division") and would continue to be headquartered in Titusville, Florida. The primary focus of Smart Choice Holdings would be the establishment of a network of neighborhood stores for the financed sales of new and used cars, with a specific focus on sub-prime borrowers. It is anticipated that the combined companies would acquire various car dealerships and finance companies for purposes of offering a full-service package to customers for one-stop transportation shopping encompassing automobiles, warranties, service, financing, leasing and insurance.

         The merger agreement provides for a stock for stock exchange whereby the holders of Smart Choice's outstanding common stock and securities convertible to common stock shall exchange their shares and/or rights to acquire Smart Choice stock for 6,500,000 shares of the Company's Class A Common Stock or its equivalent. To the extent that there are insufficient authorized, unissued and unreserved Class A shares, the Company shall issue one-half shares of its Class B Common Stock for every share of Class A Common Stock that is not able to issue as a result of such unavailability. Thus, the Company's shareholders will become shareholders of the resulting reorganized public company, Smart Choice Holdings.

         The merger agreement also provides that upon the consummation of the consolidation, to induce Ralph H. Eckler to assign to Smart Choice certain warrants, options and other contract rights to acquire the Company's shares that he holds (except for options he holds under the Company's stock option plans or issued to him in his capacity as director), the Company shall issue to Ralph Eckler 5 year options to acquire 100,000 shares of the Company's Class A Common Stock at $8.75 per share and 5 year options to acquire 50,000 shares of the Company's Class A Common Stock at $10.00 per share. In connection with the assignment of Smart Choice of certain warrants, options and other contract rights by Mr. Eckler, Smart Choice will agree to pay him $800,000 ($200,000 of which will be payable on January 15, 1997, and the balance of which will be payable upon the earlier of the completion of a secondary public offering or April 30, 1997). Mr. Eckler's employment agreement will be modified pursuant to which he will relinquish all existing salary and bonus provisions and in lieu thereof, he would be entitled to an annual salary of $125,000 through September 30, 1998 and $150,000 for each fiscal year beginning October 1, 1998 and ending September 30, 2002, and a performance bonus equal to 4% of the profits of the Eckler division before deductions for interest, depreciation and, taxes. Mr. Eckler would continued to serve as the Chairman of the Eckler Division; however, representatives of Smart Choice would have the right to appoint new officers of the new holding company. The new company would also indemnify Mr. Eckler against liabilities arising as a result of his guarantees of various Company loans. Mr. Eckler would continued to receive a 2% annual fee, payable quarterly, calculated on the outstanding principal balance of loans to the Company guaranteed by Mr. Eckler. See "Certain Transactions."

         If the combination is consummated, the Board of Directors of the new public company, Smart Choice Holdings, would be expanded to seven members, three of whom would be appointed by the representatives of Smart Choice and three of whom would be appointed by representatives of the Company, all of whom would in turn appoint the seventh director.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any litigation or legal proceeding the outcome of which would materially adversely affect the Company. There can be no assurance that any future legal proceedings will not have a material adverse effect on the Company's business, reputation or financial condition.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS.

         MARKET INFORMATION. The Company's Class A Common Stock and Public Warrants are listed on the NASDAQ SmallCap Market and the Boston Stock Exchange. Since the Company has been listed on the NASDAQ SmallCap Market only since mid-November 1995, quarterly information is provided for quarters sine that date.

                                       High           Low
                                       ----           ---
         Class A Common Stock
              December 31, 1995        3  15/32       3  1/8

              March 31, 1996           4  1/4         4  1/8
              June 30, 1996            3  3/4         3  5/8
              September 30, 1996       4              3  11/16

         Warrants
              December 31, 1995           5/8            7/16
              March 31, 1996              9/16           9/16
              June 30, 1996              21/32          19/32
              September 30, 1996         23/32          21/32

         The quotations represent prices between dealers in securities; they do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         HOLDERS. As of November 30, 1996 there were approximately 111 holders of record of the Class A Common Stock and 30 holders of record of Public Warrants. The Company's management estimates that there are over 1,200 beneficial owners of the Company's Common Stock and 500 beneficial owners of the Company's Public Warrants.

         DIVIDENDS. Historically, the Company as an S Corporation periodically paid cash distributions to its then sole shareholder. Upon becoming a C Corporation, the Company has not declared or paid any cash dividends on its common stock and has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. Pursuant to an underwriting agreement between the Company and Argent Securities, Inc. (the "Underwriter"), the Underwriter has certain approval rights respecting the Company's issuance of dividends until November 15, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 1996 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 1996, AND 1995 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

         Sales increased $1,919,921 or 15% for the year ended September 30, 1996, compared to the same period in 1995 for several reasons. Increased inventory allowed the Company to fill customer orders and decrease lost sales. In addition, the Company instituted an aggressive marketing strategy which included free shipping, guaranteed lowest price, and ten percent discount for items not in stock.

         Costs of sales increased $1,219,728 or 14% for the year September 30, 1996 compared to the same period in 1995 due primarily to the increase in sales. Gross profit as a percentage of sales remained constant at 35% during the years ended September 30, 1996 and 1995.

         Selling, general and administrative expenses increased by $1,312,742 or 31% compared to the same period in 1995. This resulted primarily from increases in advertising costs associated with the production and mailing of the Company's catalog, and the hiring of additional sales personnel in order to increase sales. In addition, general overhead increased due to the compliance and reporting requirements of being a public company.

         Other expense consisted of interest income and expense and miscellaneous income and expense at a net expense amount of $231,232 for the year ended September 30, 1996 compared to $350,816 for the same period in 1995. Interest expense decreased by $102,394, or 24%, for the year ended September 30, 1996 compared to the same period in 1995 primarily due to $900,000 in principal reductions of long-term debt made during the first quarter of 1996.

         Benefit from income taxes was $161,000 for the year ended September
30, 1996. This is mainly due to a decrease in net deferred tax liabilities as a result of a net operating loss carry forward generated during fiscal 1996.
Taxes on income of $446,000 were provided for the year ended September 30, 1995 as a result of a net deferred tax liability recorded as a charge to earnings on September 20, 1995 when the Company converted to a C Corporation.

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

         During the third quarter of 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied retroactively by restating the accompanying financial statements. This change did not have a significant effect on results of operations for the year ended September 30, 1996, nor is it anticipated that it will have a material effect on future periods. The effect of the change on results of operations for the year ended September 30, 1995 was $15,135.

LIQUIDITY AND CAPITAL RESOURCES.

The following table sets forth the major components of the increase (decrease) in cash:

                                                                                  YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                                  -------------
                                                                              1996           1995
                                                                              ----           ----
                                                                          (DOLLAR AMOUNTS IN THOUSANDS)
         NET CASH PROVIDED BY (USED FOR) OPERATIONS..................      $  (1,554)     $     551
         NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........            475           (144)
         NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES........          1,331          ( 407)
                                                                           ---------      ---------

         NET INCREASE IN CASH........................................      $     252      $       -
                                                                           ---------      ---------
                                                                           ---------      ---------

         Cash provided by operating activities was significantly greater than net loss for the year ended September 30, 1995. Included in net cash provided by operating activities was net loss of $429,645 plus non-cash adjustments of $747,170. Depreciation expense of $301,170 and deferred income taxes of $446,000 represented the components of non-cash adjustments during the fiscal year ended September 30, 1995.

         Cash used by operating activities was significantly greater than net loss for the year ended September 30, 1996. Included in net cash used for operating activities was net loss of $315,430 plus non-cash adjustments of $358,651. Depreciation expense of $372,979, loss on sale of assets of $160 and common stock, options, and warrants issued for consulting services of $146,512 less deferred income tax benefit of $161,000 represented the components of non-cash adjustments during the fiscal year ended September
30, 1996.

         Inventory levels increased by $605,977 and decreased by $100,991 for the years ended September 30, 1996 and 1995, respectively. The primary reason for the changes in the levels of inventory was the Company's working capital position. Prior to the initial public offering, the Company was unable to replenish inventory, as needed, due to marginal working capital. This is also the reason accounts payable decreased by $615,867 and increased by $273,583 for the years ended September 30, 1996 and 1995, respectively.

    Cash used for investing activities exceeded cash provided by investing activities by $143,719 for the year ended September 30, 1995, primarily due to advances to affiliated companies in the amount of $143,339. The stockholder repaid the outstanding balance on those advances in its entirety from proceeds of the sale of certain of his shares in connection with the Company's initial public offering.

    Cash provided by investing activities exceeded cash used for investing activities by $474,476 for the year ended September 30, 1996, primarily due to repayments of notes and advances by affiliates in the amount of $561,850 during the period.

    Financing activities used cash of $407,309 for the year ended September 30, 1995. This resulted from the excess of repayments of long-term debt of $387,017, payments on capital lease obligations of $46,375, deferred public offering costs of $463,081, deferred financing costs of $61,500, and distributions of S corporation earnings of $320,004 over proceeds from sale of common stock of $211,905, proceeds of sale of preferred stock of $363,265, and issuance of long term debt of $295,498.

    Financing activities provided cash of $1,331,443 for the year ended September 30, 1996. This resulted from the excess of proceeds from the sale of common stock of $3,219,075, issuance of long-term debt of $17,467, and proceeds from exercise of stock options of $131,000 over repayments of long-term debt of $1,026,796, payments on capital lease obligations of $41,197, redemption of preferred stock of $950,000, and dividends paid to preferred stockholders of $18,106.

    The Company had working capital at September 30, 1996 in the amount of $1,251,130. The management of the Company has developed and implemented strategies to meet future liquidity needs. These strategies include (i) an initial public offering of the Company's Class A Common Stock which was completed on November 15, 1995; (ii) refinancing of the Company's mortgage to obtain more favorable terms, and arranging a revolving line of credit to finance its seasonal increase in inventory and annual catalogue production costs, which was accomplished in September, 1996; and, (iii) a tighter control on overall costs. The Company's management believes that these actions, in addition to the working capital position at September 30, 1996, will allow the Company to meet its future liquidity needs.

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

    The Company renegotiated with various lenders to eliminate guarantees on the related entities' loans. The Company further terminated lease contracts with related entities thereby decreasing occupancy costs. The Company is no longer advancing funds to Mr. Eckler or his affiliated entities. Mr. Eckler repaid outstanding balances on loans from the Company to him and his affiliated entities upon completion of the initial public offering. The Company does not anticipate any new transactional activity between the Company and Mr. Eckler or his affiliated entities. However, in the event any such transactions were proposed, they would be subject to full disclosure to and authorization by a majority of Board members or Board-appointed committee not having an interest in the transaction, full disclosure to and approval of a majority of the shareholders who do not have an interest in the transaction, or the transaction is fair and reasonable as to the Company under Florida law at the time it is authorized by the Board or the shareholders. Further, affiliated transactions having fair market values exceeding certain statutory amounts are required to be approved by holders of two-thirds of the voting shares other than the shares beneficially owned by the shareholder interested in the transaction, unless the transaction is approved by majority vote of disinterested directors.

    In September 1996, the Company refinanced a $2.1 million NationsBank loan, which was secured by the Company's real and personal property, matured on October 1, 1997, and carried an interest rate of 3% above the prime rate quoted by NationsBank. The Company's monthly interest payments under the NationsBank note were $22,000 and an interim balloon payment of $750,000 was due in October 1996. In replacement thereof, the Company obtained a $2.4 million loan from Barnett Bank, Inc. ("Barnett Bank") in September 1996, secured by the Company's real and personal property, on terms the Company's management believes are more favorable to the Company. The new Barnett Bank loan matures on September 30, 1999. The Company is obligated to make monthly payments of $13,333 principal plus interest at the rate of 1.5% above the prime rate quoted by Barnett Bank from time to time. After using the loan proceeds to pay off the NationsBank loan in the amount of $2,197,623, a first mortgage on certain real property owned by the Company in the amount of $130,902, and loan closing costs in the amount of $54,009, the Company received net loan proceeds of $17,467.

    In September 1996, the Company also obtained a $1 million revolving line of credit from Barnett Bank. Any outstanding principal balance will bear interest at 1.5% above the prime rate quoted by Barnett Bank. Interest is payable monthly and any unpaid principal balance, plus accrued and unpaid interest, is due on demand. After payment of closing costs in the amount of $133,073, the Company had an available line of credit at September 30, 1996 of $866,927. Included in the closing costs of $133,073 was approximately $130,000 to pay off capital leases secured by computer equipment. However, the total principal balance outstanding on the line of credit at any time shall not exceed, prior to or after a request for draw or advance, the lesser of (i) $1,000,000, or (ii) 70% of the Company's accounts receivable that meet certain criteria, plus 50% of the Company's inventory that meet certain criteria, and plus 25% of work in process in molds.

    The capital infusion from the Company's initial public offering permitted the Company to commence increasing inventory levels to enhance more favorable terms with its lenders and take advantage of quantity and cash discounts. Similarly, the Company's management believes that the addition of the new line of credit available from Barnett Bank will enhance the Company's management of cash flow, and further facilitate the Company's ability to build inventory for its peak marketing season and fund catalog production costs which will approximate $950,000 annually. The Company believes that this will facilitate improvement of its sales and gross margins. Prior to obtaining the line of credit, the Company was required to utilize its own cash in the approximate amount of $1,200,000 for costs associated with the publication and mailing of its 1996 spring catalogue in preparation for its peak selling season. This affected the Company's cash flow and Company's ability to keep on hand sufficient inventory to meet product demand during the peak selling season. The Company's management believes that the availability of the line of credit will also further enhance the Company's ability to purchase and manufacture inventory under the GM Agreement which will also result in an increase in sales and cash flow. The Company believes that its refinancing of bank debt and the obtaining of a revolving line of credit will provide the Company with sufficient cash to meet its needs for the foreseeable future.

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

    The Board of Directors authorized distributions to the sole shareholder of the Company in the amount of $320,004 for the year ended September 30, 1995.

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

INFLATION

    Although the effects of inflation on the Company cannot be accurately determined, the Company believes that inflation has had a significant impact on the Company's results of operations for the periods presented. Historically, the Company has been generally unable to pass price increases on to customers due to the competitive environment in which the Company operates. Management believes it has been able to minimize the effect of inflation by decreasing its operating costs, increasing its employee productivity and fully utilizing its marketing capabilities.

ITEM 7. FINANCIAL STATEMENTS.

       Financial Statements:                                        Page
                                                                   Number
                                                                   ------

           Report of Independent Certified Public Accountant         F-2

           Balance Sheet as of September 30, 1996                    F-3

           Statements of Operations for the years ended              F-5
             September 30, 1996 and 1995

           Statements of Stockholders' Equity (Deficit) for the
             years ended September 30, 1996 and 1995                 F-6

           Statements of Cash Flows for the years ended
             September 30, 1996 and 1995                             F-7

           Summary of Significant Account Policies                   F-8

           Notes to Financial Statements                             F-12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

    On December 27, 1994, the Company executed an engagement letter with the certified public accounting firm of BDO Seidman, LLP ("BDO") formalizing their relationship, and detailing the scope of work to be performed by BDO for the next fiscal year. After executing the letter agreement with BDO to serve as independent auditors for the Company, the Company terminated its relationship with the certified public accounting firm of Graham & Cottrill, P.A. ("G&C"). G&C's report on the Company's financial statements for the fiscal year ended September 30, 1993, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope, or accounting principles. Since G&C was engaged by the Company in 1980 through the date of G&C's dismissal, there were no disagreements with G&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of G&C, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

    The following table sets forth the names, ages, and positions with the Company of all of the officers and directors of the Company. Also set forth below is information as to the principal occupation and background for each person in the table.


         NAME               AGE           POSITION AND OFFICE
         ----               ---           -------------------

    Ralph H. Eckler          54   President, Chief Executive Officer,
                                  Secretary, Treasurer, Director and Founder
    Donald A.
      Wojnowski, Jr.         36   Director
    Joseph Yossifon          50   Director
    Ronald V. Mohr           45   Vice President of Finance and Administration,
                                  Director
    G. Edward Mills          52   Senior V.P. Operations
    Michael G. Wilson        48   Vice President Sales and Marketing
    Ernest Restina           38   Controller


    Ralph H. Eckler has served as President, Chief Executive Officer and as a Director of the Company since its inception in 1973. Prior thereto, Mr. Eckler was the principal and served as the product designer to the Company's predecessors which were Eckler's Corvette Shop (founded in 1961 in Illinois) and Eckler's Corvette Custom Center (founded in 1966 in Illinois). Concurrent with his management of the Company, Mr. Eckler also identified market opportunities and established new business operations in the automotive, property management and marine industries. Mr. Eckler has served as President and a director of Eckler Service Center, Inc. since November 1990. Mr. Eckler has also served as President and a director and is a majority shareholder of Eckler Enterprises, Inc. since 1990, Eckler Development, Inc. since 1988, and Eckler Water Sports, Inc. (a manufacturer of pleasure boats) since 1993.

    Ronald V. Mohr, a Director, since February 12, 1996, is Vice President of Finance and Administration of the Company and has served as the Company's Chief Financial Officer since June 1982. Prior to that time, Mr. Mohr had eight years of financial and management experience. He was the sole proprietor of Mohr Construction from 1980 to 1982, which primary business was housing remodeling. From 1975 to 1980, Mr. Mohr served as Controller of Kusel Equipment Company, a food processing equipment manufacturer located in Watertown, Wisconsin, and from 1974 to 1975 he was a staff accountant at Livesey Enterprises, a commercial developer located in Madison, Wisconsin. Mr. Mohr obtained his B.B.A. in Accounting from the University of Wisconsin in 1974.

    Donald A. Wojnowski, Jr. has been a Director of the Company since February 12, 1996. Since 1992 he has been a stockbroker and registered principal of Empire Financial Group, an NASD registered broker dealer. From 1987 to 1992, Mr. Wojnowski was a stockbroker with Dean Witter Reynolds in Cocoa Beach, Florida, and was a stockbroker in 1987 with Royall Alliance (Intergrated Resources), located in Cocoa Beach, Florida, and from 1982 to 1987 he was a stockbroker with E.F. Hutton & Co., located in Cocoa Beach, Florida.

    Joseph Yossifon has been a Director of the Company since February 12, 1996 and since 1985 has been self-employed as an independent investor in real estate and securities. From 1976 to 1985 he was the president of A-1-A Discounts, an appliance retailer located in Orlando, Florida.

    G. Edward Mills has been Senior Vice President of Operations for the
Company since April 1992 and is responsible for the Company's manufacturing, engineering/tooling, warehousing, fulfillment requirements, and quality control activities. From January 1973 to April 1992, Mr. Mills served as General Manager for the Company. Before being hired by the Company in January 1973 as its General Manager, Mr. Mills worked as a printer with Wagoner Printing Company located in Illinois.

    Michael G. Wilson has been Vice President of Marketing and Sales for the Company since May 1981. Prior thereto, from January 1979 to May 1981, Mr. Wilson was the Director of Advertising and Sales Promotion for Autotronic Controls Corporation, an aftermarket automotive parts manufacturer, a division of General Dynamics. Prior to his employment with Autotronic, Mr. Wilson spent two years promoting convention sales for the City of El Paso, Texas. Mr. Wilson holds a B.B.A. degree in Marketing from the University of Texas.

    Ernest Restina has been the Company's Controller since November 1995.
Prior to his employment with the Company, from 1994 to 1995, Mr. Restina was a senior accountant with Berman Shapiro Hopkins & Company, Certified Public Accountants and business consultants, located in Merritt Island, Florida. From 1988 to 1994, he was a senior accountant with Retz Baker P.A., CPAs Titusville, Florida. From 1986 to 1988, Mr. Restina served as Business Manager for Jon-Glenn Chevrolet, Inc., Titusville, administering that firm's accounting, payroll and inventory management system. Mr. Restina was General Manager and Vice President of Bob Restina Chevrolet, Inc., Titusville, from 1983 to 1986. Mr. Restina is a Certified Public Accountant and holds a B.S.B.A. degree in accounting from the University of Central Florida.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC and NASDAQ initial reports of beneficial ownership and reports of changes of beneficial ownership of Common Stock of the Company. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such forms furnished to the Company during the fiscal year ended September 30, 1996, or written representations that no Forms 5 were required, during the fiscal year ended September 30, 1996, all Section 16(a) filing requirements applicable to such individuals were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

    Only Ralph H. Eckler, the Company's President and its chief executive officer, received compensation in excess of $100,000 during the fiscal years ended September 30, 1996 and 1995. Except as set forth in the table below, no bonuses or other compensation were paid during the fiscal year ended September 30, 1996.

                              SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                              -------------------
NAME AND PRINCIPAL POSITION       FISCAL YEAR   SALARY    BONUS    OTHER ANNUAL
---------------------------       ENDED 9/30    ------    -----    COMPENSATION
                                  ----------                       ------------

Ralph H. Eckler, President (CEO)     1996      $100,000    --           --
                                     1995      $105,776    --           --

EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement with its Chief Executive Officer and President, Ralph H. Eckler, effective as of May 23, 1995. The term of the agreement is seven years and is automatically renewable for two successive two-year terms, unless notice of termination is given prior to a renewal period. The agreement provides that Mr. Eckler shall receive an initial annual base salary of $100,000. Such base salary increases to $150,000 for the second and third years of the agreement, and to $175,000 and $200,000 for the fourth and fifth years of the agreement, respectively. The base salary increases to $250,000 for the sixth, seventh and any years subject to the automatic renewal options. On each January 1, the annual base salary shall be increased to reflect the change in the cost of living, based upon the change, from the preceding January 1, in the Consumer Price Index for All Urban Consumers, as published by the U.S. Bureau of Labor Statistics.

    The agreement also provides for stock options that will enable Mr. Eckler to acquire Class A Common Stock of the Company annually. The exercise of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold"), for the corresponding fiscal year-end. Commencing with the fiscal year ended September 30, 1996 and at each of the six fiscal year ends thereafter, provided the performance threshold is met, Mr. Eckler may acquire, in specified annual increments, Class A Common Stock aggregating over such seven year period a total of (a) 160,000 shares at an exercise price of $2.50 per share, and (b) 320,000 shares at an exercise price of $5.00 per share. The stock option grants are cumulative. Accordingly, for the year in which the Company attains either of the performance thresholds, stock options for prior years not previously granted shall be granted in addition to the stock options granted for the applicable year. None of these options were earned as of September 30, 1996. See the table under "Management and Employee Stock Option Plans-Chief Executive Officer Stock Option Plan."

    As additional compensation, Mr. Eckler may participate in a management bonus pool ("Bonus Pool") to be established by the Company. Certain other officers of the Company may also participate in the Bonus Pool. It is anticipated that up to ten percent (10%) of the Company's annual pre-tax profit will be paid into the Bonus Pool. The Board of Directors will determine the allocation of Bonus Pool funds, if any. There was no bonus pool during fiscal 1996. Further, Mr. Eckler will receive annual fixed bonuses payable in quarterly installments, provided the Company achieves either of the above-mentioned performance thresholds. The annual bonus shall be $200,000 for the fiscal year ended September 30, 1996, and $250,000 for each of the fiscal years ended September 30, 1997 through September 30, 2002. The performance thresholds were not met during fiscal year 1996, and no bonus was recorded.

    The agreement contains a covenant pursuant to which Mr. Eckler will not compete with the Company during the term of the agreement and for two years following termination of the agreement.

    The
foregoing agreement will be substantially modified subject to the closing of the Company's acquisition of Smart Choice Holdings, Inc. See under item 2, "Letter of Intent for Combination of the Company with Smart Choice Holdings, Inc."

RETIREMENT AND SAVINGS PLAN.

    The Company has a Retirement and Savings Plan (the "401(k) Plan") for the benefit of eligible employees. Pursuant to the 401(k) Plan, employees may elect to contribute a percentage of their salaries to the 401(k) Plan subject to certain limits. The 401(k) Plan permits, but does not require additional matching contributions and profit sharing contributions to the 401(k) Plan by the Company on behalf of all eligible participants in the Plan. The Company's contributions vest over seven years .During the fiscal years ended September 30, 1996 and 1995, the Company made no contributions to the 401(k) Plan for its employees.

MANAGEMENT AND EMPLOYEE STOCK OPTION PLANS

    COMBINED QUALIFIED AND NON-QUALIFIED STOCK OPTION PLAN. The Company maintains a Combined Qualified and Non-Qualified Employee Stock Option Plan (the "Combined Plan" or the "Plan"). The purpose of the Combined Plan is to enable the Company to encourage key employees, directors and consultants to contribute to the success of the Company by granting "incentive stock options" (as defined in Section 422 of the Internal Revenue Code ("ISOs"), as well as non-qualified stock options ("NQSOs").

    The Combined Plan provides for administration by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which determines in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or NQSOs or a combination thereof, and the number of shares to be subject to such options. The Combined Plan provides for the granting of ISOs to purchase Class A Common Stock at an exercise price to be determined by the Board of Directors or the Committee of not less than the fair market value of the Class A Common Stock on the date the option is granted. NQSOs may be granted with an exercise price to be determined by the Board of Directors or the Committee.

    The total number of shares with respect to which options may be granted under the Combined Plan is 475,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Plan after August 24, 2005 and no option may be outstanding for more than ten years after its grant. Additionally, no ISO can be granted with a term of more than five years to a shareholder owning 10% or more of the combined voting power of all classes of stock of the Company.

    Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Class A Common Stock (based on the fair market value of the Class A Common Stock on the date prior to exercise), or in a combination of both. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

    The Combined Plan may be terminated or amended at any time by the Board of Directors, except that, shareholder approval will be necessary for material modifications such as any material increase of the number of shares authorized for issuance under the Plan or a material change in the requirements of Plan eligibility.

    There are currently outstanding options for 140,000 shares of the Company's Common Stock issued to employees and officers under the Combined Plan, of which options for 95,000 shares are exercisable at $2.50 per share from August 25, 1997 to August 25, 2000, options for 25,000 shares are exercisable at $3.00 to $3.30 per share commencing in January 1997 and terminating in July 2001, and options for 20,000 shares are exercisable at $3.00 to $3.30 per share commencing in April 1997 and terminating in October 2001.

    NON-QUALIFIED STOCK OPTION PLAN. The Company also established a non-qualified stock option plan in 1995 for the purpose of granting options to management employees. The Company reserved 35,000 shares of its Class A Common Stock for issuance pursuant to such options, all of which are subject to options granted to executive officers of the Company. The options expire on August 25, 2000 and are first exercisable on August 25, 1997 at an exercise price of $2.50 per share.

    CHIEF EXECUTIVE OFFICER STOCK OPTION PLAN. Ralph Eckler's employment agreement (as previously described), provides Mr. Eckler with stock options that will enable Mr. Eckler to acquire stock of the Company annually until 2002. The granting of the stock options is contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold") for the corresponding fiscal year-end. Commencing with fiscal year ended September 30, 1996 and at each of the six fiscal year ends hereafter, provided the performance threshold is met for the corresponding years, Mr. Eckler may acquire the number of shares at the corresponding exercise prices as follows:

              FYE 9/30                         NO. SHARES   EXERCISE PRICE
              --------                         ----------     PER SHARE
                                                              ---------
         1996 ..............................     10,000         $2.50
                                                 20,000         $5.00
         1997 ..............................     15,000         $2.50
                                                 30,000         $5.00
         1998 ..............................     20,000         $2.50
                                                 40,000         $5.00
         1999 ..............................     25,000         $2.50
                                                 50,000         $5.00
         2000 ..............................     30,000         $2.50
                                                 60,000         $5.00
         2001 ..............................     30,000         $2.50
                                                 60,000         $5.00
         2002 ..............................     30,000         $2.50
                                                 60,000         $5.00

    The stock options are cumulative. Accordingly, for any year in which the Company attains either of the performance thresholds, stock options for prior years not previously granted shall be granted in addition to the stock options granted for the applicable year. The Company has reserved 480,000 shares of its Class A Common Stock for issuance under Mr. Eckler's employment agreement.

    OTHER OPTIONS. Until September 30, 2002, all future grants of options to directors, officers and employees of the Company shall be at exercise prices of at least 85% of the fair market value of the stock at the time of grant. In July 1996, the Company granted stock options outside of its stock option plans to Ralph H. Eckler (for 200,000 shares of Common Stock) and to Argent Securities, Inc., the Company's

Underwriter for its initial public offering and a consultant (for 200,000 shares of Common Stock). The exercise price of both options is $2.88 per share, representing the last trade as quoted by Nasdaq on the date of grant. Mr. Eckler's option is exercisable commencing in January 1997 and expires in July 2001. Argent's option is currently exercisable and expires in July 2001. The Company also issued options to its independent directors which is discussed under "Director Compensation," below.

    DIRECTOR COMPENSATION. The Company compensates its directors in the form of stock options for shares of the Company's Class A Common Stock. In calendar 1996, each director received options for 20,000 shares (for an aggregate of 80,000 shares). The options are exercisable at $3.00 per share (except for Ralph Eckler's options which are exercisable at $3.30 per share), commencing in January 1997 and expiring in July 2001 as to 40,000 shares, and commencing in April 1997 and expiring in October 2001 as to the remaining 40,000 shares. The options granted to Ralph Eckler and Ronald Mohr, employee-directors of the Company, were issued under the Company's Combined Plan. In addition each director, with the exception of Ralph Eckler received $1,000 for out of pocket expenses relating to their duties.


                          OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options granted during the fiscal year ended September 30, 1996 to those persons named in the preceding Summary Compensation Table.


-----------------------------------------------------------------------------------------------
                   Numbers of          % of Total
                   Securities          Options Granted
                   Underlying          to Employees in     Exercise Price
Name               Options Granted     Fiscal Year            ($/share)        Expiration Date
----               ---------------     -----------            ---------        ---------------
Ralph H. Eckler    10,000(1)              4.4%                  $3.30             7/25/2001
Ralph H. Eckler    200,000(2)             88.9%                 $2.88             7/18/2001
-----------------------------------------------------------------------------------------------

(1) Granted under the Company's Combined Plan.
(2) Granted independently of the Combined Plan.

                               -----------------

       AGGREGATED OPTIONS IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning the value of unexercised stock options at September 30, 1996 for those persons named in the Summary Compensation Table.


----------------------------------------------------------------------------------------------------------

                                                   Number of Securities        Value of Unexercised In-
                                                   Underlying Unexercised      The-Money Options at fiscal
                 Shares Acquired    Value          Options at Fiscal Year End  Year End
Name             on Exercise #      Realized($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----             ---------------    -----------    --------------------------  -------------------------

Ralph H. Eckler        --              --                  0/245,000                 0/$283,500      (1)

----------------------------------------------------------------------------------------------------------


(1) The dollar value was calculated by determining the difference between the fair market value at fiscal year-end of the Class A Common Stock underlying the options and the exercise prices of the options. The last sale price of a share of the Company's Class A Common Stock on September 30, 1996 as reported by Nasdaq was $4.00.


CONSULTING AGREEMENTS.

         In August 1994, the Company retained the consulting services of Greyhouse Services Corporation ("Greyhouse") in connection with certain of the Company's activities, including but not limited to the renegotiation of the Company bank loans and related obligations, and the Company's reorganization and operational matters relating thereto. The agreement provides for payment at the rate of $150 per hour, not to exceed $7,500 per month without prior approval of the Company through May 31, 1998. The compensation arrangement includes an option to purchase 100,000 shares of Class A Common Stock of the Company at a per share exercise price of $2.50, exercisable until August 29, 1997. The option includes certain "piggy back" registration rights. Pursuant to a shareholder voting agreement, Greyhouse granted to Ralph H. Eckler its proxy to vote all shares acquired by Greyhouse, if any, under the option.

         The Company entered into a consulting agreement with the underwriters of its initial public offering, Argent Securities, Inc. ("Argent") on March 31, 1995, pursuant to which various executive and staff personnel of Argent provides financial and investor relation services, public relation services and corporate communications services for a period of three years at the rate of $4,166 per month. Monthly payments accrued until November 15, 1995. At that time, the payment terms were amended to provide for payment in three installments of $50,000 each on November 15, 1995 (paid upon closing of the initial public offering), January 15, 1996 and April 1, 1996. The agreement includes certain provisions regarding the payment of out of pocket expenses, indemnification of Argent, and arbitration. Argent acted as the Company's underwriter for its initial public offering. Argent received an option to acquire 84,000 units (the "Unit Purchase Option"), exercisable during a four year period commencing November 15, 1996 at an exercise price of $6.00 per unit. Each unit consists of one share of Class A Common Stock and one underwriter's warrant for one share of Class A Common Stock exercisable at $6.50 per share. Argent has certain "piggyback" and demand registration rights with respect to the Class A Common Stock and Underwrtiers' Warrants underlying the Unit Purchase Option for a period of four years commencing November 9, 1996.

         In January 1996, the Company entered into a marketing services agreement with an independent consultant for consulting services regarding on-going relations with market makers, brokers and shareholders in the after-market. The Company paid for such services with 62,000 shares of Class A Common Stock (valued at $3.50 per share, which approximated the then market price) which shares were issued pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 18, 1996.

         In July 1996, the Company entered into a financial consulting services agreement with another independent consultant regarding on-going public relations with existing and potential market makers, analysts, brokers, the media; services in connection with shareholder communications and meetings; the enlistment of additional market makers; and various other services in connection with public relations activities in connection with the Company's management and products. The Company agreed to pay compensation in the form of 35,000 shares of Class A Common Stock and options to purchase an additional 275,000 shares of Class A Common Stock at exercise prices ranging from $3.00 per share (which approximated the then market price) to $4.00 per share. The consulting agreement was terminated in October 1996 and the Company issued a total of 105,000 shares of Class A Common Stock to the consultant pursuant to the consulting agreement and exercise of stock options, which shares were issued pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 28, 1996.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The follow table sets forth information with respect to the number of shares of Class A Common Stock beneficially owned by (i) each director of the Company, (ii) the executive officer named in the "Summary Compensation Table" (the "Named Officer"), (iii) all directors and officers of the Company as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of any class of the Company's voting securities as of November 30, 1996. The Company believes that except as otherwise noted, each individual named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such individual. As of November 30, 1996, one stockholder was known by the Company to beneficially own five percent (5%) or more of the outstanding voting securities of the Company.

--------------------------------------------------------------------------------------------
Name of Individual or Number        Amount and Nature of
    of Persons in Group             Beneficial Ownership(1)(2)       Percentage of Class(2)
    -------------------             --------------------             -------------------
Ralph H. Eckler                          1,336,000(3)(4)                    44.79%
Ronald V. Mohr                              20,000(5)                          *
Donald A. Wojnowski, Jr.                    10,000(6)                          *
Joseph Yossifon                             10,000(6)                          *
All Directors and Executive
Officers as a group (7 persons)          1,406,000(7)                       48.36%

*Less than 1%.
--------------------------------------------------------------------------------------------

(1) For purposes of calculating beneficial ownership percentages, 2,667,500 shares of Class A Common Stock were deemed outstanding, which includes 1,020,750 shares of Class A Common Stock issuable upon conversion of 510,375 shares of outstanding Class B Common Stock on a 2 for 1 basis. However, for purposes of calculating Mr. Eckler's percentage ownership and that of officers and directors as a group, 2,767,500 shares were deemed outstanding which includes the 100,000 Shares of Class A

    Common Stock issuable upon exercise of the Consultant Option for which Mr. Eckler holds a voting proxy.

(2) In accordance with Rule 13d-3 promulgated under the Exchange Act, the percentage calculations were made on the basis of the amount of outstanding securities plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. If the directors or officer does not own shares, or options or warrants exercisable within the next 60 days, percentage ownership is deemed to be zero.

(3) Includes 495,375 shares of Class B Common Stock as though converted on a 2 for 1 basis into Class A Common Stock for a total of 990,750 shares of Class A Common Stock. Mr. Eckler previously owned 555,000 Class B Shares but on March 29, 1996, made a capital contribution to the Company of 47,000 Class B shares. Mr. Eckler also converted 12,625 Class B shares into 25,250 Class A shares for purposes of pledging such shares to a bank as security for a personal obligation. Mr. Eckler's 495,375 Shares of Class B Common Stock are subject to a Lock-Up Agreement between him, the Company, and Argent Securities, Inc., the Company's Underwriter for its initial public offering. Also includes (i) 5,000 shares of Class A Common Stock issuable upon exercise of a warrant, (ii) 210,000 shares of Class A Common Stock underlying options which become exercisable within the next 60 days; and (iii) 100,000 shares of Class A Common Stock underlying a currently exercisable Consultant Option for which Ralph H. Eckler holds a voting proxy as to all such shares. Does not include 45,000 Class A Shares subject to options which are not exercisable within the next 60 days.

(4) All of Mr. Eckler's Class B shares are subject to a lock-up agreement with Argent Securities, Inc. from 2 to 5 years, which shares may be released incrementally over the term of the lock-up agreement if certain performance targets are met. Those shares not incrementally released will be subject to a proxy to be given to Argent if the targets are not met. Any proxy held by Argent would expire on September 30, 2000. The effect of the banks exercising their rights under their respective pledge agreements and Argent exercising its rights under the lock-up agreement at a subsequent date may result in a change in control of the Company.

(5) Includes 5,000 Class A Shares issuable upon exercise of a warrant and 10,000 shares underlying an option that is exercisable within the next 60 days. Does not include 37,500 Class A Shares subject to options which are not exercisable within the next 60 days.

(6) Represents 10,000 shares of Class A Common Stock underlying an option exercisable within the next 60 days. Does not include stock options for 10,000 Class A Shares which are not exercisable within the next 60 days.

(7) The Company's executive officers were subject to one-year lock-up agreements between them and the Company pursuant to which they could not sell, encumber or otherwise transfer any securities of the Company owned by them until November 9, 1996. The agreement provides that for a period of six months after such date, the sales price for any shares sold by them shall not be less than $7.50 per share.

LOCK-UP AGREEMENTS

         Ralph H. Eckler and Argent entered into an Amended and Restated
Lock-Up Letter Agreement dated October 12, 1995 (the "Lock-Up Agreement") which places certain restrictions on the transferability of Mr. Eckler's shares of Class B Common Stock and the Class A Common Stock into which it is convertible. Under the agreement, approximately 60% of his Class B shares are subject to a two-year absolute lock-up subject to incremental release annually commencing in 1997 if certain cumulative earnings per share or price per share targets are met. Mr. Eckler's remaining shares of Class B Common Stock are subject to five year lock-up subject to incremental release each year if the Company meets certain criteria based on gross sales, earnings and price earnings ratio calculations. Those shares not incrementally released under the Lock-Up Agreement will be subject to a proxy to be held by Argent in the event that the performance targets are not met. However, any such proxies shall expire on September 30, 2000. The Lock-Up Agreement permitted Mr. Eckler to transfer 15,000 of his Class B shares to a former spouse, which transaction was effected in January 1996.

         Further, Mr. Eckler and certain other executive officers of the Company are subject to a one-year lock-up agreement with the Company under which they may not sell or otherwise transfer any securities of the Company until November 9, 1996. The Agreement also provides for the six month period after November 9, 1996, they may not sell any securities of the Company for less than $7.50 per share.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         GUARANTEE OF BANK LOANS TO AFFILIATES. The Company guaranteed certain leases and/or bank loans made to various entities owned and controlled by Ralph H. Eckler. The Company was released from various leases and guaranties in September 1995 and March 1996, pursuant to agreements among the banks, Ralph H. Eckler and various affiliates of Mr. Eckler.

                (i) SUNBANK LOAN. At September 30, 1990, under the terms of a master lease, the Company became a guarantor of a loan by SunBank to Eckler Enterprises, (a general partnership, of which Mr. Eckler and Eckler Enterprises, Inc. are the partners), and Eckler Development, Inc., which owned and operated commercial property in Titusville, Florida. In connection with the loan, the Company guaranteed the payment of rental income of up to $165,120 per year less any amounts received under subleases. In September 1995, the Company was released from all obligations under the master lease. As part of his agreement with SunBank, Mr. Eckler assumed certain obligations and in connection therewith pledged 25,250 Class A Shares (which were converted from 12,625 of his Class B Shares).

               (ii)  FIRST UNION LOAN.  The Company guaranteed a loan from
First Union National Bank of Florida ("First Union") to Eckler Development, Inc. ("Eckler Development"), which loan encumbered Eckler Development's commercial property in Titusville. The Company had also entered into a warehouse lease with Eckler Development, Inc. pursuant to which it leased 20,000 square feet of space from Eckler Development, Inc. for $9,500 per month. Pursuant to an agreement among First Union, Ralph H. Eckler and various Eckler-affiliated entities, the guaranty of the Company and the warehouse lease were terminated and the Company was released from any obligations thereunder.

              (iii) NATIONSBANK LOAN. The Company guaranteed a loan made by NationsBank of Florida, N.A. ("NationsBank") to Eckler Properties, Inc., which owned commercial property adjacent to the Company's main facility, which commercial property housed a GM car dealership owned and operated by an entity owned by Ralph H. Eckler. The approximate amount of the original loan was $850,000 with a remaining balance as of August 31, 1995 of approximately $780,000. The dealership franchise was sold in October 1995 and the real estate securing the NationsBank loan was sold in March 1996. Upon closing the sale of the real property, the bank released a lien it held on 120,000 shares of Mr. Eckler's Class B Common Stock and released the Company from its guaranty.

         LOAN FROM ECKLER INDUSTRIES, INC. RETIREMENT AND SAVINGS PLAN. On October 22, 1992, the Company borrowed $265,000 at an interest rate of 8% per annum from Eckler Industries, Inc.'s Retirement and Savings Plan secured by a first mortgage on real property owned by the Company located adjacent to the Company's headquarters in Titusville, Florida. The loan was amortized over three years and the final payment was made in October 1995.

         OTHER TRANSACTIONS WITH AFFILIATES. Until February 1996, the Company sold products to Eckler Service Center, Inc., a Company wholly owned by Ralph H. Eckler ("Service Center"), which specialized in mechanical work on and restoration of Corvettes. Transactions with Service Center were conducted at arm's length and accounted for approximately $60,000 to $70,000 in orders from the Company annually. Service Center also leased approximately 6,800 square feet from the Company at its Main Facility at a monthly rental of $1,587.46 per month, subject to annual increases of four percent (4%). However, in February 1996, Mr. Eckler sold Service Center to Titusville Chevrolet-GEO, Inc., the dealership that acquired the automobile dealership and real property from affiliates of Mr. Eckler. The Company leases certain space and land to Titusville Chevrolet-Geo, Inc. Titusville Chevrolet-GEO, Inc. is not related to Mr. Eckler, the Company or any of their affiliates. See "Business-Property."

         During the fiscal year ended September 30, 1995, the Company provided engineering services to and manufactured fiberglass boat hulls and decks for Eckler Water Sports, Inc., a corporation owned by Ralph H. Eckler. The revenue from these transactions during such time period approximated $112,213.

         For approximately 18 months, to August 1995, the Company leased 20,000 square feet of warehouse space in Titusville from Eckler Development, Inc., owned by Ralph H. Eckler, at a monthly rent of approximately $9,500. The lease was terminated in September 1995. See "Certain Transactions - First Union Loan."

         The Company acquired certain undeveloped property (approximately 1.7 acres) from Ralph H. Eckler in 1995. The property was subject to a note and first mortgage in favor of the original seller in the principal amount of $130,000, payable interest only at 10% per annum, which note was paid in full from the loan proceeds from a refinancing of the Company's property. The property was also subject to a second mortgage in favor of Ralph H. Eckler in the principal amount of $33,873, which mortgage was paid off in 1996.

         In prior years the Company had made various loans and advances to Mr. Eckler and his affiliated entities. Prior to the closing of the Company's initial public offering, there remained an outstanding balance of $570,000 which was paid in full by Mr. Eckler from the proceeds he received as a selling shareholder in the initial public offering.

         In calendar 1995, the Company received $205,000 in respect of loans made by various investors to Ralph H. Eckler (the "Investor Loans") who in turn loaned the funds to the Company. Of that amount, $55,000 was loaned by certain officers of the Company. In November 1995, the Company issued an aggregate of 27,500 restricted Class A Shares and warrants for an aggregate of 27,500 Class A Shares to Messrs. Ralph H. Eckler, Ronald V. Mohr, G. Edward Mills, Michael G. Wilson and Robert M. Eckler in respect of cancellation of obligations owed by the Company to them in the aggregate amount of $55,000. The warrants became exercisable on November 9, 1996 at $6.00 per share. The remaining $150,000 of the Investor Loans was made by a private investor not affiliated with the Company or its officers or directors, and was converted into 75,000 Class A shares and warrants for 75,000 Class A shares, which warrants became exercisable as of March 15, 1996 at $6.00 per share. The warrants provide that the Company's Board of directors may change the exercise price from time to time.
To encourage investment in the

Company and increase working capital, on October 9, 1996, the Company's Board of Directors approved a decrease in the exercise price of the warrants to $3.63 per share, the closing bid price reported by Nasdaq on such date. All of the investors exercised their warrants on December 31, 1996.

         Effective November 15, 1995, pursuant to Ralph H. Eckler's employment agreement with the Company, he is paid a 2% annual fee, payable quarterly, which fee is based on the outstanding principal of loans of the Company which he has personally guaranteed. During the fiscal year ended September 30, 1996, Mr. Eckler was paid $38,459 in such fees.

         TRANSACTIONS WITH UNDERWRITER. The Company entered into an underwriting agreement with Argent Securities, Inc. ("Argent"), the Underwriter of it initial public offering which closed on November 15, 1995. The underwriting agreement provides that the Company will pay to Argent a warrant solicitation fee (the "Warrant Solicitation Fee") equal to 5% of the exercise price of the Public Warrants exercised beginning November 9, 1996. Such Warrant Solicitation Fee will be paid to Argent if (a) the market price of the Class A Common Stock on the date that any Public Warrant is exercised is greater than the exercise price of the Public Warrant; (b) the exercise of such Public Warrant was solicited by Argent; ( c) prior specific written approval for exercise is received from the customer if the Public Warrant is held in a discretionary account; (d) disclosure of this compensation agreement is made prior to or upon the exercise of such Public Warrant; (e) solicitation of the exercise is not in violation of Rule 10b-6 of the Exchange Act; (f) Argent provided bona fide services in exchange for the Public Warrant Solicitation Fee; and (g) Argent has been specifically designated in writing by the holders of the Public Warrants as the broker. In addition, unless granted an exemption by the Commission from Rule 10b-6 under the Exchange Act, Argent will be prohibited from engaging in any market making activities or solicited brokerage activities with respect to the Company's securities for the period from nine business days prior to any solicitation of the exercise of any Public Warrant or nine business days prior to the exercise of any Public Warrant based on a prior solicitation until the later of the termination of such solicitation activity or the termination (by waiver or otherwise) of any right Argent may have to receive such a fee for the exercise of the Public Warrants following such solicitation. As a result, Argent, a market maker for the Company's registered securities, may be unable to continue to provide a market for the Securities during certain periods while the Public Warrants are exercisable.

         Argent has been given certain "piggyback" and demand registration rights with respect to the Class A Common Stock and warrants underlying the Unit Purchase Option for a period of four years commencing November 9, 1996. The exercise of any such registration rights by Argent may result in dilution to the interest of the Company's shareholders, hinder efforts by the Company to arrange future financing of the Company and/or have an adverse effect on the market price of the Securities.

         The Company has agreed with Argent that for a period of 24 months commencing November 9, 1995, it will not issue or sell, directly or indirectly, any shares of its capital stock, or sell or grant options, warrants or rights to purchase any shares of its capital stock, without the written consent of Argent, except for issuance pursuant to (i) the Company's initial public offering, (ii) the exercise of the Unit Purchase Option and the warrants issuable thereunder,
(iii) outstanding convertible securities or contractual obligations existing on November 9, 1995, and (iv) the grant of options and the issuance of shares issued upon exercise of options to be granted under the Company's Stock Option Plans; provided however, during such 24-month period, the Company may issue securities in certain circumstances, including an acquisition, merger or similar transaction pursuant to which the Company issues restricted securities, which do not have registration rights which are effective during such 24-month period. The Company has granted Argent a three-year preferential right with respect to future financing relating to the offering of the Company's securities.

         Under the terms of the lock-up agreement between Ralph H. Eckler and Argent, Mr. Eckler's 495,375 Class B shares (990,750 Class A Shares on an as converted basis) are subject to lock-up for periods ranging from two to five years, subject to incremental release annually if and when certain performance targets are met. Those shares not released will be subject to a proxy to be held by Argent in the event that the performance targets are not met. However, any such proxy expires on September 30, 2000. See "Security Ownership of Certain Beneficial Owners and Management Lock-Up Agreements."


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required to be filed by Item 601 of Regulation SB are included in Exhibits to this Report as follows:


EXHIBIT
LIST          EXHIBIT DESCRIPTION                     PAGE NUMBER OR INCORPORATED BY REFERENCE TO:
----          -------------------                     --------------------------------------------
3.1      Amended and Restated Articles of             Exhibit 3.1 to Form SB-2 Registration
         Incorporation of the Company                 Statement, filed on September 1, 1995,
                                                      File No. 33-96520-A

3.2      Amended and Restated By-Laws of              Exhibit 3.2 to Form SB-2 Registration
         the Company                                  Statement, filed on September 1, 1995,
                                                      File No. 33-96520-A

3.2.1    Amendment No. 1 to Amended and               Exhibit 3.2.1 to Amendment No. 2 to Form
         Restated Bylaws                              SB-2 Registration Statement, filed on
                                                      November 6, 1995, File No. 33-96520-A

4.1      Specimen of Class A Common Stock             Exhibit 4.2.1 to Amendment No. 2 to Form
         Certificate                                  SB-2 Registration Statement, filed on
                                                      November 6, 1995, File No. 33-96520-A

4.2      Specimen of Class B Common Stock             Exhibit 4.2.2 to Amendment No. 1 to Form
         Certificate                                  SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

4.3      Specimen of Warrant Certificate              Exhibit 4.4 to Amendment No. 2 to Form
                                                      SB-2 Registration Statement, filed on
                                                      November 6, 1995, File No. 33-96520-A

4.4      Warrant Agreement between the                Exhibit 4.5 to Amendment No. 2 to Form
         Company and American Stock                   SB-2 Registration Statement, filed on
         Transfer & Trust Company, as                 November 6, 1995 File No. 33-96520-A
         Warrant Agent, dated November 9,
         1995



4.5      Form of Nonredeemable Stock                  Exhibit 4.6 to Amendment No. 2 of Form
         Purchase Warrant                             SB-2 Registration Statement, filed on
                                                      November 6, 1995, File No. 33-96520-A

4.6      Stock Purchase Warrant in favor of           Exhibit 10.20 to Annual Report on Form
         Ralph H. Eckler dated November 15,           10KSB, filed on January 16, 1997, File No.
         1995                                         1-14082

4.7      Stock Purchase Warrant in favor of           Exhibit 10.21 to Annual Report on Form
         Ronald V. Mohr dated November 15,            10KSB, filed on January 16, 1997, File No.
         1995                                         1-14082

4.8      Stock Purchase Warrant in favor of           Exhibit 10.22 to Annual Report on Form
         G. Edward Mills dated November 15,           10KSB, filed on January 16, 1997, File No.
         1995                                         1-14082

4.9      Stock Purchase Warrant in favor of           Exhibit 10.23 to Annual Report on Form
         Robert M. Eckler dated November 15,          10KSB, filed on January 16, 1997, File No.
         1995                                         1-14082

4.10     Stock Purchase Warrant in favor of           Exhibit 10.24 to Annual Report on Form
         Michael G. Wilson dated November             10KSB, filed on January 16, 1997, File No.
         15, 1995                                     1-14082

10.1     Trademark License Agreement dated            Exhibit 10.17 to Amendment No. 1 to Form
         effective October 14, 1992 between           SB-2 Registration Statement, filed on
         the Company and Chevrolet Motor              October 13, 1995, File No. 33-96520-A
         Division, General Motors Corporation

10.2     Trademark License Agreement dated            Exhibit 10.2 to Amendment No. 1 to Form
         effective October 3, 1992 between the        SB-2 Registration Statement, filed on
         Company and General Motors                   October 13, 1995, File No. 33-96520-A
         Corporation

10.3.1   Reproduction and Service Parts               Exhibit 10.3.1 to Amendment No. 1 of
         Tooling License Agreement dated              Form SB-2 Registration Statement, filed on
         December 22, 1993 between the                October 13, 1995, File No. 33-96520-A
         Company and Service Parts
         Operation, General Motors
         Corporation ("GM License
         Agreement")*

10.3.2   First Amendment to GM License                Exhibit 10.3.2 to Amendment No. 1 of
         Agreement, dated July 29, 1994               Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.3.3   Second Amendment to GM License               Exhibit 10.3.3 to Amendment No. 1 of
         Agreement, dated January 31, 1995*           Form SB-2 Registration Statement, filed on



                                                      October 13, 1995, File No. 33-96520-A

10.3.4   Third Amendment to GM License                Exhibit 10.3.4 to Amendment No. 1 of
         Agreement, dated February 14, 1995           Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.3.5   Fourth Amendment to GM License               Exhibit 10.3.5 to Amendment No. 1 of
         Agreement, dated May 1, 1995                 Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.3.6   Fifth Amendment to GM License                Exhibit 10.3.6 to Amendment No. 1 of
         Agreement, dated June 15, 1995               Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.3.7   Sixth Amendment to GM License                Exhibit 10.3.7 to Amendment No. 1 of
         Agreement, dated July 31, 1995               Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.3.8   Seventh Amendment to GM License              Exhibit 10.3.8 to Amendment No. 1 of
         Agreement, dated September 12, 1995          Form SB-2 Registration Statement, filed on
                                                      October 13, 1995, File No. 33-96520-A

10.4.1   Eckler Industries, Inc. Retirement and       Exhibit 10.4.1 to Form SB-2 Registration
         Savings Plan and Trust Agreement, as         Statement, filed on September 1, 1995, File
         Amended and Restated on                      No. 33-96520-A
         September 14, 1992

10.4.2   Amendment No. 1 to Eckler                    Exhibit 10.4.2 to Form SB-2 Registration
         Industries, Inc. Retirement and              Statement, filed on September 1, 1995, File
         Savings Plan Trust Agreement dated           No. 33-96520-A
         March 28, 1994

10.5     Lease Agreement dated September 1,           Exhibit 10.5 to Form SB-2 Registration
         1991 between the Company, as                 Statement, filed on September 1, 1995, File
         Owner, and Eckler Service                    No. 33-96520-A
         Center, Inc., as Tenant

10.6     Eckler Industries, Inc. Non-Qualified        Exhibit 10.6 to Form SB-2 Registration
         Stock Option Plan                            Statement, filed on September 1, 1995, File
                                                      No. 33-96520-A

10.7     Eckler Industries, Inc. 1995                 Exhibit 10.7 to Form SB-2 Registration
         Combined Qualified and                       Statement, filed on September 1, 1995, File
         Non-Qualified Employee Stock                 No. 33-96520-A
         Option Plan

10.8     Amended and Restated Employment              Exhibit 10.8 to Form SB-2 Registration
         Agreement dated effective May 23,            Statement, filed on September 1, 1995,
         1995 between the Company and                 File No. 33-96520-A
         Ralph H. Eckler



10.9     Consulting Services Agreement dated          Exhibit 10.9 to Amendment No. 1 of Form
         effective August 29, 1994 between the        SB-2 Registration Statement, filed on
         Company and Greyhouse Services
         Corporation

10.10.1  Stock Option Agreement dated                 Exhibit 10.10.1 to Amendment No. 1 of
         effective August 29, 1994 between the        Form SB-2 Registration Statement, filed on
         Company and Greyhouse Services               October 13, 1995, File No. 33-96520-A
         Corporation

10.10.2  Amendment No. 1 to Stock Option              Exhibit 10.10.2 to Amendment No. 1 of
         Agreement dated October 10, 1995             Form SB-2 Registration Statement, filed on
         between the Company and Greyhouse            October 13, 1995, File No. 33-96520-A
         Services Corporation

10.10.3  Shareholder's Voting Agreement               Exhibit 10.10.3 to Amendment No. 1 of
         between the Company, Ralph H.                Form SB-2 Registration Statement, filed on
         Eckler and Greyhouse Services                October 13, 1995, File No. 33-96520-A
         Corporation dated October 10, 1995

10.11    Amended and Restated Lock-Up                 Exhibit 10.14 to Amendment No. 2 to Form
         Letter Agreement by Ralph H. Eckler          SB-2 Registration Statement, filed on
         to Argent Securities, Inc., dated            November 6, 1995, File No. 33-96520-A
         October 12, 1995

10.12    Registration Rights Agreement by and         Exhibit 10.15 to Amendment No. 1 to Form
         among the Company and each of the            SB-2 Registration Statement, filed on
         Purchasers referred to in Schedule I         October 13, 1995, File No. 33-96520-A
         thereto, dated September 20, 1995

10.13.1  Consulting Agreement with Argent             Exhibit 10.16 to Form SB-2 Registration
         Securities, Inc. dated March 31, 1995,       Statement, filed on September 1, 1995, File
         together with assignment thereof to          No. 33-96520-A
         the Company dated effective as of
         July 28, 1995

10.13.2  Amendment to Consulting Agreement            Exhibit 10.16.1 to Amendment No. 1 to
         dated October 10, 1995 by and                Form SB-2 Registration Statement, filed on
         between Argent Securities, Inc. and          October 13, 1995, File No. 33-96520-A
         the Company

10.13.3  Second Amendment to Consulting               Exhibit 10.16.2 Amendment No. 2 to Form
         Agreement dated November 6, 1995             SB-2 Registration Statement, filed on
         by and between Argent Securities,            November 6, 1995, File No. 33-96520-A
         Inc. and the Company

10.14    Unit Purchase Option Agreement               Exhibit 1.2 to Amendment No. 2 to Form
         between the Company and Argent               SB-2 Registration Statement, filed on
         Securities, Inc. and Certificate dated       November 6, 1995, File No. 33-96520-A



         November 15, 1995

10.15    Marketing Service Agreement                  Exhibit 10.1 to Form S-8 Registration
         between the Company and Richard              Statement, filed on January 18, 1996, File
         Flanigan dated January 8, 1995               No. 333-382.

10.16    Lease Agreement between the                  Exhibit 10.21 to Post Effective Amendment
         Company and Titusville Chevrolet-            No. 1 to Form SB-2 Registration Statement,
         Geo, Inc. dated March 4, 1996                filed on April 10, 1996, File No. 33-96520-
                                                      A

10.17    Lease Agreement between the                  Exhibit 10.22 to Post-Effective Amendment
         Company and Titusville Chevrolet-            No. 1 to Form SB-2 Registration Statement,
         GEO, Inc. Dated March 4, 1996                filed on April 10, 1996, File No. 33-96520-
                                                      A

10.18    Financial Public Relations Consulting        Exhibit 10.1 and 10.1.1 to Form S-8
         Agreement and related Stock Option           Registration Statement filed on August 28,
         Agreement between the Company and            1996, File No. 333-10921
         Gerald A. Larder dated July 25, 1996

10.19    Loan Agreement between the                   Exhibit 10.19 to Post-Effective Amendment
         Company and Barnett Bank, N.A.               No. 2 to Form SB-2 Registration Statement,
         dated September 30, 1996                     filed on November 14, 1996, File No. 33-
                                                      96520-A

10.20    Mortgage and Security Agreement              Exhibit 10.20 to Post-Effective Amendment
         between the Company and Barnett              No. 2 to Form SB-2 Registration Statement,
         Bank, N.A. dated September 30,               filed on November 14, 1996, File No. 33-
         1996.                                        96520-A

10.21    Promissory Note in the amount of             Exhibit 10.21 to Post-Effective Amendment
         $2,400,000 from the Company in favor         No. 2 to Form SB-2 Registration Statement,
         of Barnett Bank, N.A. dated September        filed on November 14, 1996, File No. 33-
         30, 1996.                                    96520-A

10.22    Line of Credit Loan Agreement between        Exhibit 10.22 to Post-Effective Amendment
         the Company and Barnett Bank, N.A.           No. 2 to Form SB-2 Registration Statement,
         dated September 30, 1996.                    filed on November 14, 1996, File No. 33-
                                                      96520-A

10.23    Security Agreement between the               Exhibit 10.23 to Post-Effective Amendment
         Company and Barnett Bank, N.A. dated         No. 2 to Form SB-2 Registration Statement,
         September 30, 1996.                          filed on November 14, 1996, File No. 33-
                                                      96520-A



10.24    Promissory Note in the amount of             Exhibit 10.24 to Post-Effective Amendment
         $1,000,000 in favor of Barnett Bank,         No. 2 to Form SB-2 Registration Statement,
         N.A. dated September 30, 1996                filed on November 14, 1996, File No. 33-
                                                      96520-A

10.25    Termination of Consulting Agreement          Exhibit 10.25 to Post-Effective Amendment
         dated October 28, 1996                       No. 2 to Form SB-2 Registration Statement,
                                                      filed on November 14, 1996, File No. 33-
                                                      96520-A

10.26    Agreement and Plan of Merger                 Exhibit 2.1 to Form 8-K Current report filed
         dated December 30, 1996, by                  on December 31, 1996, File No. 1-14082
         and between Eckler Industries, Inc.,
         Smart Choice Holdings, Inc., Eckler
         Acquisition Corporation, Ralph Eckler,
         Thomas E. Conlon and Gerald C. Parker.

16       Letter on change in certifying accountant    Filed Herewith

27       Financial Data Schedules                     Filed Herewith


-----------
*The Company was granted confidential treatment by the SEC of portions of Exhibits 10.3.1 and 10.3.3 Accordingly, portions thereof were omitted and filed separately.

(b) Reports on Form 8-K.

    A current report on Form 8-K, item 5 was filed by Eckler Industries, Inc. on October 29, 1996.

                                                       ECKLER INDUSTRIES, INC.

                                                  INDEX TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Report of Independent Certified Public Accountants              F-2

Balance Sheet as of September 30, 1996                          F-3

Statements of Operations for the years ended
    September 30, 1996 and 1995                                 F-5

Statements of Stockholders' Equity (Deficit) for the
    years ended September 30, 1996 and 1995                     F-6

Statements of Cash Flows for the years ended
    September 30, 1996 and 1995                                 F-7

Summary of Significant Accounting Policies                      F-8

Notes to Financial Statements                                  F-12

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Eckler Industries, Inc.


We have audited the accompanying balance sheet of Eckler Industries, Inc. as of September 30, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eckler Industries, Inc. as of September 30, 1996 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for inventories in 1996.




                                         BDO Seidman, LLP
Orlando, Florida
November 19, 1996, except for Note 13,
  which is as of December 30, 1996

                                                          EKLER INDUSTRIES, INC.

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------

SEPTEMBER 30,                                                               1996
--------------------------------------------------------------------------------
ASSETS

CURRENT:
  Cash                                                            $     251,997
  Accounts receivable - trade, less allowance for possible
     losses of $9,608 (Note 6)                                          168,047
  Note receivable                                                        94,000
  Inventories (Notes 2 and 6)                                         1,438,895
  Prepaid expenses (Note 3)                                             874,694
  Deferred tax asset (Note 5)                                           116,000
-------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                             2,943,633
-------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, less accumulated
  depreciation and amortization (Notes 4, 6 and 7)                    2,539,316
-------------------------------------------------------------------------------

OTHER ASSETS:
  Prepaid royalty expense (Note 3)                                      745,054
  Prepaid consulting fees (Note 3)                                      269,291
  Other                                                                  97,397
-------------------------------------------------------------------------------
     TOTAL OTHER ASSETS                                              1,111,742
-------------------------------------------------------------------------------




                                                                $     6,594,691
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                                                          FINANCIAL STATEMENTS.

                                                        ECKLER INDUSTRIES, INC.

                                                                  BALANCE SHEET
                                                                    (CONTINUED)

-------------------------------------------------------------------------------
SEPTEMBER 30,                                                              1996
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable (Note 6)                                          $      133,073
  Accounts payable                                                      983,127
  Accrued wages                                                         106,366
  Other accrued expenses                                                300,243
  Current maturities of long-term debt (Note 7)                         167,414
  Obligations under capital leases                                        2,280
-------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                        1,692,503
-------------------------------------------------------------------------------
LONG-TERM DEBT, less current maturities (Note 7)                      2,245,819
DEFERRED INCOME TAXES (Note 5)                                          401,000
-------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                4,339,322
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (Notes 9 and 10):
  Class A common stock; $.01 par value; 10,000,000 shares
     authorized; 1,641,750 issued and outstanding                        16,417
  Class B common stock; $.01 par value; 5,000,000 shares
     authorized; 510,375 issued and outstanding                           5,104
  Additional paid-in capital                                          3,077,251
  Accumulated deficit                                                  (843,403)

-------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                       2,255,369
-------------------------------------------------------------------------------
                                                                 $    6,594,691
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                                                          FINANCIAL STATEMENTS.

                                                        ECKLER INDUSTRIES, INC.

                                                       STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


Year ended September 30,                                            1996               1995
-------------------------------------------------------------------------------------------------
NET SALES                                                   $    14,893,083      $   12,973,162

COST OF SALES                                                     9,648,505           8,428,777
-------------------------------------------------------------------------------------------------

      Gross profit                                                5,244,578           4,544,385

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      5,489,776           4,177,034
-------------------------------------------------------------------------------------------------
      Income (loss) from operations                                (245,198)            367,351
-------------------------------------------------------------------------------------------------
Other income (expense):
   Interest expense                                                (332,195)           (434,589)
   Interest income                                                   16,467               6,050
   Miscellaneous                                                     84,496              77,723
-------------------------------------------------------------------------------------------------
                                                                   (231,232)           (350,816)
-------------------------------------------------------------------------------------------------
      Income (loss) before taxes on income                         (476,430)             16,535

TAXES ON INCOME (BENEFIT) - DEFERRED (Note 5)                      (161,000)            446,000
-------------------------------------------------------------------------------------------------
NET LOSS                                                           (315,430)           (429,465)

ACCRETION OF REDEMPTION VALUE OF REDEEMABLE
   PREFERRED STOCK (Note 9)                                        (533,032)           (113,703)

PREFERRED STOCK DIVIDENDS                                           (18,106)             (3,288)
-------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                         $      (866,568)     $     (546,456)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

LOSS PER SHARE                                              $          (.34)     $         (.26)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

PRO FORMA (UNAUDITED):
   Historical income before taxes on income                                      $       16,535
   Pro forma taxes on income (Note 5)                                                     5,622
-------------------------------------------------------------------------------------------------

PRO FORMA NET INCOME                                                             $       10,913
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

PRO FORMA EARNINGS PER SHARE                                                     $          .01
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES AND
  SHARE EQUIVALENTS OUTSTANDING                             $     2,532,309      $    2,117,500
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                     SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                              AND NOTES TO FINANCIAL STATEMENTS.

                                                         ECKLER INDUSTRIES, INC.

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------

                                                           CLASS A                 CLASS B
                                                        COMMON STOCK            COMMON STOCK
                                                   ---------------------    --------------------     ADDITIONAL      RETAINED
                                                      NUMBER         PAR       NUMBER        PAR        PAID-IN      EARNINGS
                                                   OF SHARES       VALUE    OF SHARES      VALUE        CAPITAL     (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1994,
  as previously reported                             200,000     $ 2,000      650,000     $6,500     $  156,504     $(313,701)
Prior period adjustment to reflect change in
  method of accounting for inventories (Note 2)            -           -            -          -              -       120,395
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1994, as restated             200,000       2,000      650,000      6,500        156,504      (193,306)
Conversion of Class B shares into
  Class A shares                                     160,000       1,600      (80,000)      (800)          (800)            -
Dividends                                                  -           -            -          -              -      (320,004)
Transfer of accumulated deficit as of
  September 20, 1995 as a result of
  conversion from an S Corporation
  to a C Corporation                                       -           -            -          -     (1,079,643)    1,079,643
Accretion of redemption value of
  redeemable preferred stock (Note 9)                      -           -            -          -              -      (113,703)
Net loss                                                   -           -            -          -              -      (429,465)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1995                          360,000       3,600      570,000      5,700       (923,939)       23,165
Initial public offering, net of offering
  costs (Note 10)                                    840,000       8,400            -          -      2,747,594             -
Release of Class A common stock
  subject to rescission (Note 9)                     140,000       1,400            -          -        210,505             -
Conversion of redeemable preferred stock into
  Class A common stock (Note 9)                       12,000         120            -          -         59,880             -
Conversion of investor notes into Class A
  common stock (Note 7)                              102,500       1,025            -          -        203,975             -
Issuance of Class A common stock for
  consulting services (Note 10)                       87,000         870            -          -        301,443             -
Dividends on preferred stock                               -           -            -          -              -       (18,106)
Contribution and retirement of Class B shares              -           -      (47,000)      (470)           470             -
Accretion of redemption value of redeemable
  preferred stock (Note 9)                                 -           -            -          -              -      (533,032)
Conversion of Class B shares into
  Class A shares                                      25,250         252      (12,625)      (126)          (127)            -
Exercise of Class A common stock options              75,000         750            -          -        224,250             -
Issuance of stock options and warrants
  for consulting services (Note 10)                        -           -            -          -        253,200             -
Net loss                                                   -           -            -          -              -      (315,430)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1996                        1,641,750     $16,417      510,375     $5,104     $3,077,251     $(843,403)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                                                           FINANCIAL STATEMENTS.

                                                         ECKLER INDUSTRIES, INC.

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


YEAR ENDED SEPTEMBER 30,                                                           1996           1995
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (315,430)    $ (429,465)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                             372,979        301,170
      Loss on sale of assets                                                        160              -
      Common stock, options and warrants issued for consulting services         146,512              -
      Deferred income taxes (benefit)                                          (161,000)       446,000
      Cash provided by (used for):
        Accounts receivable                                                     (59,387)        70,892
        Inventories                                                            (605,977)       100,991
        Prepaid expenses                                                        (87,966)       (45,547)
        Accounts payable                                                       (615,867)       273,583
        Royalties payable                                                      (175,000)      (175,000)
        Accrued expenses                                                        (52,946)         8,404
------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                         (1,553,922)       551,028
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes and advances to affiliates                                              561,850       (143,339)
  Purchases of property, plant and equipment                                    (66,660)       (23,303)
  Proceeds from disposal of property and equipment                                3,600              -
  Decrease (increase) in other assets                                           (24,314)        22,923
------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                            474,476       (143,719)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                       17,467        295,498
  Principal payments of long-term debt                                       (1,026,796)      (387,017)
  Payments on capital lease obligations                                         (41,197)       (46,375)
  Proceeds from sale of common stock                                          3,219,075        211,905
  Proceeds from sale of preferred stock                                               -        363,265
  Redemption of preferred stock                                                (950,000)             -
  Proceeds from exercise of stock options                                       131,000              -
  Deferred public offering costs                                                      -       (463,081)
  Deferred financing costs                                                            -        (61,500)
  Dividends                                                                     (18,106)      (320,004)
------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                          1,331,443       (407,309)
------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                            251,997              -

CASH, beginning of year                                                               -              -
------------------------------------------------------------------------------------------------------
CASH, end of year                                                            $  251,997     $        -
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                                                           FINANCIAL STATEMENTS.

                                                         ECKLER INDUSTRIES, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

INVENTORIES              Inventories are valued at the lower of first-in,
                         first-out (FIFO) cost or market.

PREPAID EXPENSES         The Company capitalizes catalog costs and amortizes
AND ROYALTIES            the costs on the straight-line method over the life of
                         the catalog which is usually one year. Total catalog costs expensed during the years ended September 30, 1996 and 1995 were approximately $1,207,000 and $907,000, respectively.

                         Prepaid consulting fees are amortized on the straight-line method over the terms of the consulting agreements, which range from three to five years.

                         The Company amortizes the cost of advance royalties paid under the GM agreement when sales of GM products are made at rates specified in the agreement (see Note
                         3).

PROPERTY, PLANT          Property, plant and equipment are stated at cost.
AND EQUIPMENT            Depreciation is computed over the estimated useful
                         lives of the assets by the straight-line method for financial reporting and by accelerated methods for income tax purposes.

REVENUE                  Sales are recognized upon shipment of products to
RECOGNITION              customers.

INCOME TAXES             Through September 20, 1995, the Company, with the
                         consent of its stockholder, elected under certain provisions of the Internal Revenue Code to be treated as an S Corporation. Effective with the completion of the private placement of securities (see Note 9), the Company automatically revoked this election.

                         Upon terminating the S Corporation election, the Company was required to adopt Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires, among other things, a liability approach to calculating deferred income taxes. This method uses an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of deferred income tax is based on enacted tax laws including

                                                         ECKLER INDUSTRIES, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

                         tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. The effect of adopting SFAS 109 was a charge to deferred tax expense of $447,300 resulting from temporary differences at September 20, 1995, the date of the revocation of the Company's S election.

LOSS PER                 Loss per share of Class A common stock is based on net
SHARE                    loss applicable to common stock and the weighted
                         average number of shares of Class A common stock and common stock equivalents outstanding during each period after giving retroactive effect to the Company's recapitalization discussed in Note 10. Shares of Class
                         B common stock become convertible into shares of Class
                         A common stock on a 1-for-2 basis and are considered to be Class A common stock equivalents. Options and warrants have been excluded from the loss per share calculation since their effect is antidilutive.

PRO FORMA                TAXES ON INCOME
AMOUNTS
                         Pro forma adjustments are presented to reflect a provision for income taxes based upon pro forma income before taxes as if the Company had been a C Corporation for the period from October 1, 1994 through September 20, 1995 (see Note 5).

                         EARNINGS PER SHARE

                         Pro forma earnings per share of Class A common stock is based on pro forma net income and the weighted average number of shares of Class A common stock and common stock equivalents outstanding during each period after giving retroactive effect to the Company's recapitalization discussed in Note 10. Shares of Class B common stock become convertible into shares of Class A common stock on a 1-for-2 basis and are considered to be Class A common stock equivalents.

                         Pursuant to the requirements of SEC Staff Accounting Bulletin No. 83, common shares issued by the Company during the twelve months immediately preceding the initial public offering (242,500 shares) at a price below the initial public offering price plus the number of common shares subject to the

                                                         ECKLER INDUSTRIES, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

                         grant of common stock options and warrants and convertible preferred stock issued during such period (375,000 shares) having exercise or conversion prices below the initial public offering price have been included in the calculation of the shares used in computing pro forma loss per share as if they were outstanding for the period from October 1, 1994 through November 15, 1995, the date of the initial public offering (see Note 10).

RECENT ACCOUNTING        The FASB has issued SFAS No. 121, "Accounting for the
PRONOUNCEMENTS           Impairment of Long-Lived Assets and Long-Lived Assets
                         Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

                         The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. Adoption of this statement is required for all transactions entered into after December 15, 1995 with non-employees. For stock-based compensation issued to employees, this statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company for stock-based compensation issued to employees.

USE OF                   The preparation of financial statements in conformity
ESTIMATES                with generally accepted accounting principles requires
                         management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                         ECKLER INDUSTRIES, INC.

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

FAIR VALUE OF            Statement of Financial Accounting Standards No. 107,
FINANCIAL                "Disclosures about Fair Value of Financial
INSTRUMENTS              Instruments," requires disclosure of fair value
                         information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 1996.

                         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's note payable and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

RECLASSIFICATIONS        Certain items in the financial statements of 1995 have
                         been reclassified to conform to 1996 presentation.

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.  NATURE OF           Eckler Industries, Inc. (the Company) is an aftermarket
    OPERATIONS          supplier of Corvette automotive parts and accessories
                        throughout the United States. The Company has four basic product lines which include accessories, Corvette restoration parts, maintenance items and gift and apparel items. The Company purchased approximately 14% of its products from one supplier during the year ended
                        September 30, 1996.

2.  INVENTORIES         Inventories consist of the following:

                        ------------------------------------------------------


                        Raw materials and supplies                  $   56,948

                        Work in progress                                42,761

                        Finished goods                                  27,900
                        ------------------------------------------------------

                        Total manufactured inventories                 127,609

                        Inventory purchased for resale               1,311,286

                        ------------------------------------------------------
                                                                    $1,438,895

                        ------------------------------------------------------
                        ------------------------------------------------------

                        During the third quarter of 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied retroactively by restating the accompanying financial statements. This change did not have a significant effect on results of operations for the year ended September 30, 1996, nor is it anticipated that it will have a material effect on future periods. The effect of the change on results of operations for the year ended September 30, 1995 was $15,135.

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  PREPAID             Prepaid expenses consist of the following:
    EXPENSES
                        ------------------------------------------------------

                        Prepaid royalties                           $  844,429

                        Catalog costs                                  499,121

                        Prepaid consulting fees                        468,195

                        Other prepaid expenses                          77,294
                        ------------------------------------------------------
                                                                     1,889,039
                        Less noncurrent portion of prepaid
                        consulting fees                              (269,291)

                        Less noncurrent portion of prepaid
                        royalties                                    (745,054)
                        ------------------------------------------------------
                                                                    $  874,694
                        ------------------------------------------------------
                        ------------------------------------------------------

                        On December 22, 1993, the Company entered into a reproduction and service part tooling licensing agreement (the "GM Agreement") with General Motors Corporation ("GM"), whereby the Company has the right to use the licensed GM trademarks, technology and tools to manufacture, sell, distribute and market GM parts solely for the restoration or repair of older model GM vehicles. The GM Agreement became effective December 1, 1993 and, as amended, expires December 31, 1998. The Company has the right to two successive five-year renewal terms, subject to the satisfaction of certain minimum royalty payment requirements during the 12-month period preceding each renewal date. The terms of the GM Agreement provide that the Company pay a nonrefundable advance royalty in the amount of $1,000,000, of which $825,000 was paid as of
                        September 30, 1995 and the remaining $175,000 was paid on November 15, 1995. The maximum royalty rate to be paid by the Company is 8% of net sales of licensed GM parts.

                        For each 12-month period from January 1, 1999 through December 31, 2001, and annually thereafter during any renewal term, the Company is obligated to pay to GM a minimum of $500,000 annually in royalties for net sales of the licensed parts. However, if during the period from December 1, 1993 through December 31, 1998 aggregate royalties of $1,000,000 are not achieved, then the guaranteed minimum for the period January 1, 1999 to December 31, 1999 shall be reduced (up to a maximum of $350,000) by an amount equal to the difference between the $1,000,000 advance payment and actual royalties paid.

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.  PROPERTY, PLANT     Property, plant and equipment consist of the following:
    AND EQUIPMENT


                                                             USEFUL
                                                              LIVES
                        ------------------------------------------------------

                        Land                                        $  641,699
                        Buildings and improvements   10 - 40 years   2,685,253
                        Machinery and equipment        3 - 7 years     557,592
                        Molds                         5 - 10 years     310,305
                        Equipment under capital
                         leases                            5 years     318,683
                        Vehicles                       3 - 7 years     113,180
                        Furniture and fixtures         3 - 8 years     338,019
                        Computer hardware and
                         software                      4 - 5 years   1,515,171
                        ------------------------------------------------------
                                                                     6,479,902
                        Less accumulated depreciation
                        and amortization                             3,940,586
                        ------------------------------------------------------
                                                                    $2,539,316
                        ------------------------------------------------------
                        ------------------------------------------------------


                        Substantially all of the assets listed above have been pledged as collateral under the mortgage note payable (see Note 7).

                        Depreciation expense for the years ended September 30, 1996 and September 30, 1995 was $247,932 and $283,445,
                        respectively. Accumulated amortization on equipment under capital leases was $259,957 as of September 30, 1996.

5.  TAXES ON            Effective as of the closing date of the private
    INCOME              placement, September 20, 1995, the Company converted
                        to a C corporation. Prior to this date, the Company had elected to be taxed as an S corporation pursuant to the Internal Revenue Code with the consent of its stockholder. Under this arrangement, the stockholder included the taxable income of the corporation in his individual tax return.

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        The Company accounts for income taxes under the provisions of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the provisions of SFAS 109, a net deferred tax liability of $447,300 was recorded as of September 20, 1995 as a charge to earnings. The pro forma provision for income taxes for 1995 represents the estimated income taxes that would have been reported had the Company been subject to income taxes for the period from October 1, 1994 through September 20, 1995.

                        Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of the net deferred tax assets and liabilities consist of the following:


                        ------------------------------------------------------
                        Deferred tax assets:
                        Provision for bad debts                    $     4,000
                        Accrued vacation                                30,000
                        Stock options                                   39,000
                        Deferred compensation                           20,000
                        Net operating loss carryforward                190,000
                        ------------------------------------------------------
                        Gross deferred tax assets - current            283,000
                        Less current portion of deferred
                          tax liabilities                            (167,000)
                        ------------------------------------------------------
                        Net deferred tax assets - current          $   116,000
                        ------------------------------------------------------
                        ------------------------------------------------------
                        Deferred tax liabilities:
                           Depreciation                            $ (368,000)
                           Prepaid catalog costs                     (167,000)
                           LIFO reserve                               (33,000)
                        ------------------------------------------------------

                        Gross deferred tax liabilities               (568,000)
                        Less current portion                         (167,000)
                        ------------------------------------------------------
                        Net deferred tax liabilities - long-term   $ (401,000)
                        ------------------------------------------------------
                        ------------------------------------------------------

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.  NOTE                The Company has a $1,000,000 line of credit with a bank
    PAYABLE             which had an outstanding balance of $133,073 at
                        September 30, 1996. Advances on the credit line carry an interest rate of prime plus 1.5% (9.75% at September 30, 1996). The loan is due on demand and is collateralized by accounts receivable and inventory.
                        The line of credit contains the same restrictions and covenants as described in Note.

7.  LONG-TERM           Long-term debt consists of the following:
    DEBT
                        ------------------------------------------------------

                        Prime plus 1.5% (9.75% at
                        September 30, 1996) mortgage
                        note payable due in monthly
                        principal installments of $13,333
                        plus interest through September 1999,
                        at which time the remaining
                        principal is due; collateralized
                        by substantially all property and
                        equipment of the Company and
                        guaranteed by a stockholder of
                        the Company                              $   2,400,000

                        Other                                           13,233
                        ------------------------------------------------------
                                                                     2,413,233
                        Less current maturities                        167,414
                        ------------------------------------------------------
                                                                 $   2,245,819
                        ------------------------------------------------------
                        ------------------------------------------------------

                        The aggregate amount of the maturities of long-term debt maturing in future years is as follows:

                            --------------------------------------

                            1997                        $  167,414
                            1998                           165,819
                            1999                         2,080,000
                            --------------------------------------
                            --------------------------------------

                        LOAN COVENANTS

                        Among other provisions of the Company's loan agreements, there are restrictions upon the Company with respect to additional borrowings, loans

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        to related parties and lease commitments. Such agreements also impose financial covenants requiring the Company to maintain specified financial and operating ratios which include current, leverage, tangible net worth and fixed charge ratios. At September 30, 1996, the Company was in violation of the fixed charge ratio requirement. The bank has granted a waiver through September 30, 1997.

                        INVESTOR NOTES

                        Through September 1995, the Company issued convertible investor notes to an outside investor and to its officers and controller in the amount of $205,000. The interest rate on these notes was 12%. Under the terms of these notes, as amended, upon closing of the IPO, the holders of such notes converted their notes into 102,500 shares of Class A common stock and 102,500 warrants to purchase shares of Class A common stock at 120% of the IPO price.

8.  RETIREMENT          The Company sponsors a defined contribution pension
    BENEFIT PLAN        plan for all employees meeting certain eligibility
                        requirements. The plan provides for voluntary employee contributions and contributions by the Company to be determined at the discretion of the Board of Directors.
                        The Company made no contribution to the plan for the years ended September 30, 1996 and 1995.

9.  PRIVATE             On September 20, 1995, the Company completed a private
    PLACEMENT           placement of $1,000,000 of securities consisting of 40
                        units. Each unit consisted of 2,500 shares of preferred stock, par value $10 per share with cumulative dividends at 12% per annum, and 3,500 shares of the Company's Class A common stock, par value $.01 per share. Proceeds from this offering, net of offering costs, were approximately $575,170. Of this amount, $353,265 was assigned to the preferred stock sold, and $211,905 was assigned to the common stock sold.
                        Cumulative dividends in arrears as of September 30, 1995 amounted to $3,288. Concurrent with the IPO discussed in Note 10, the Company commenced an offer of rescission (which expired December 9, 1995) to all purchasers who purchased units in the private placement. Holders of such units were offered the right to rescind their purchases and receive a refund of the price paid by them plus interest at 12% per annum in exchange for the

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        return to the Company of their Class A common stock and preferred stock. No purchasers accepted the rescission offer.

                        At the completion of the Company's IPO, the Company had the option to call the preferred stock sold in the private placement. The Company exercised this option, in which case the investor could either (i) require the Company to redeem his/her 2,500 shares of preferred stock for $25,000 plus any cumulative dividend or (ii) convert his/her 2,500 shares of preferred stock into 6,000 shares of Class A common stock. In either event, the investor would keep the 3,500 shares of Class A common stock that comprise a part of the unit. Two investors converted 5,000 shares of preferred stock into 12,000 shares of Class A common stock, and the remaining holders of preferred stock required the Company to redeem their shares. Cumulative dividends paid amounted to $18,106. The excess of the fair value of the $1,000,000 of consideration issued over the private placement proceeds assigned to the preferred stock ($353,265) has been accreted from the issuance date to the redemption date (November 15, 1995) and reduces net earnings applicable to common stock during that period.

10. CAPITAL STOCK       RECAPITALIZATION

                        In September 1995, the Company issued 200,000 shares of Class A common stock and 650,000 shares of Class B common stock to its stockholder in exchange for all previously outstanding shares of common stock. The financial statements give retroactive effect to this recapitalization. Shares of Class B common stock are entitled to the same rights as Class A shares on a 2-for-1 basis. Class B shares become convertible into Class A shares on a 1-for-2 basis. The dates upon which conversion of the Class B shares may be made range from 24 to 60 months from November 15, 1995, the date of completion of the initial public offering.

                        INITIAL PUBLIC OFFERING

                        On November 15, 1995, the Company completed its initial public offering of 1,200,000 units consisting of its Class A common stock and warrants at $5 per unit. Each unit consisted of one share of Class A common stock and one

                                                         ECKLER INDUSTRIES, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        warrant to purchase one share of Class A common stock at a price equal to $6.50 per share. The Company sold 840,000 shares of Class A common stock and 1,200,000 warrants and received approximately $2,756,000 in proceeds, net of offering costs. Three hundred sixty thousand (360,000) shares of the Class A common stock included in the units were sold by a stockholder, and the Company received none of the proceeds from the sale of such shares. However, the stockholder used approximately $570,000 of the proceeds from the sale of such shares to repay amounts owed to the Company. The Company used these proceeds to purchase additional inventory, reduce accounts and notes payable and redeem preferred stock issued in the private placement (see
                        Note 9). The underwriter was granted an option to purchase 84,000 units at $6 per unit, exercisable for a period of four years, commencing one year after the effective date of the Registration Statement.

                        STOCK WARRANTS

                        As of September 30, 1996, the Company had the following common stock warrants outstanding:

                                                                         CLASS A
                                                                    COMMON STOCK
                                                  EXERCISE       SHARES ISSUABLE
                         EXPIRATION DATE             PRICE         UPON EXERCISE
                         -------------------------------------------------------

                        March 14, 2000             $3.88                75,000
                        November 8, 2000           $3.88                27,500
                        November 14, 2000          $6.50             1,284,000
                        March 30, 2001             $4.20                20,000


                        At September 30, 1996, 95,000 of the warrants were exercisable.

                        During the year ended September 30, 1996, compensation expense of $49,200 was recognized, in accordance with SFAS 123, on Class A common stock warrants granted to non-employees and was recorded as additional paid-in capital.

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        NON-PLAN STOCK OPTIONS

                        The Company has granted stock options to certain consultants, key employees and directors of the Company which were not issued under stock option plans. These options are exercisable over various terms as determined by the consulting agreements and the Company's Board of Directors. Changes in non-plan options outstanding are as follows:

                                                              OPTION PRICE
                                            SHARES               PER SHARE
--------------------------------------------------------------------------------

BALANCE, September 30, 1994                        -         $           -
Granted                                      100,000         $        2.50
                                              -------

BALANCE, September 30, 1995                  100,000         $        2.50
Granted                                      779,000         $2.88 - $6.00
Exercised                                    (75,000)                $3.00
Canceled                                    (200,000)        $3.75 - $4.00
                                             --------

BALANCE, September 30, 1996                  604,000         $2.50 - $6.00
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Total shares reserved at September 30, 1996                        604,000
Options exercisable at September 30, 1996                          384,000
--------------------------------------------------------------------------------

                        During the year ended September 30, 1996, compensation expense of $204,000 was recognized, in accordance with SFAS 123, on Class A common stock options granted to non-employees and was recorded as additional paid-in capital.

                        EMPLOYEE STOCK OPTION PLAN

                        Effective August 25, 1995, the Company adopted the 1995 Employee Combined Qualified and Non-Qualified Employee Stock Option Plan (the "Combined Plan"), pursuant to which 475,000 shares of Class A common stock have been reserved for issuance upon the exercise of options designated

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        as either "incentive stock options" or as "non-qualified stock options." These options may be granted to employees and consultants of the Company at terms stated in each option agreement. Changes in options outstanding under this plan are summarized as follows:

                                                              OPTION PRICE
                                                 SHARES          PER SHARE
--------------------------------------------------------------------------------

BALANCE, September 30, 1994                            -     $           -
Options granted                                  100,000     $        2.50
                                                  -------

BALANCE, September 30, 1995                      100,000     $        2.50
Options granted                                   25,000     $3.00 - $3.30
Options canceled                                  (5,000)    $        2.50
                                                  -------

BALANCE, September 30, 1996                      120,000     $2.50 - $3.30
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Options available for grant at September 30, 1996                  355,000
Total shares reserved at September 30, 1996                        475,000
Options exercisable at September 30, 1996                                -
--------------------------------------------------------------------------------

                        MANAGEMENT STOCK OPTION PLAN

                        The Company established a non-qualified stock option plan in 1995 for the purpose of granting options to certain management employees. The Company reserved 35,000 shares of its Class A common stock for issuance pursuant to such options, all of which are subject to options granted to certain executives on August 25, 1995. The options are exercisable for five years at an exercise price of $2.50 per share (which the Company believes approximated fair value at the date of grant) and are subject to a 24-month exercise restriction.

                        STOCK ISSUED TO NON-EMPLOYEES

                        The Company issued 87,000 shares of Class A common stock to two consultants which were valued at the fair value of the stock on the date of issuance.

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        SHARES RESERVED

                        At September 30, 1996, the Company has reserved Class A common stock for future issuance under all of the following arrangements:

--------------------------------------------------------------------------------

Warrants                                    1,406,500
Conversion of Class B common stock          1,020,750
Non-plan stock options                        604,000
Employee stock option plan                    475,000
Management stock option plan                   35,000
Employment agreement (see Note 12)            480,000
--------------------------------------------------------------------------------


                                            4,021,250

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


11. SUPPLEMENTAL
    CASH FLOW
    INFORMATION


YEAR ENDED SEPTEMBER 30,                                      1996        1995

--------------------------------------------------------------------------------

Cash paid for interest                                   $ 369,619  $  374,360
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Non-cash investing and financing activities:
  Land acquired through assumption of
    mortgage payable                                     $       -   $  163,873
  Assets acquired through obligation under capital
    capital leases and note payable to stockholder          126,920      20,860
  Accretion of redemption value of redeemable
    preferred stock                                         533,032    113,703
  Conversion of investor notes                              205,000          -
  Conversion of preferred stock                              60,000          -
  Issuance of common stock options and
    warrants for consulting services                        555,513          -
  Retirement of existing notes payable and capital
    leases through issuance of notes payable               2,430,237         -
  Market value of Class B common stock
    contributed to the Company and retired                  405,375          -
  Issuance of common stock for note receivable               94,000          -
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12. COMMITMENTS         LEASES
    AND
    CONTINGENCIES       The Company leased approximately 20,000 square feet of
                        warehouse space in an industrial park located in Titusville, Florida from Eckler Development, Inc., a corporation that is wholly owned by the Company's principal stockholder. The lease had an expiration date of January 31, 1998 and monthly rent of $9,499. Rent expense for the year ended September 30, 1995 amounted to $62,727. As a part of the settlement with the bank on August 30, 1995, under foreclosure proceedings, the lease was terminated, and the Company was released from the lease obligation.

                        The Company leased approximately 6,800 square feet of warehouse space to Eckler Service Center, Inc., a corporation that is wholly owned by the Company's principal stockholder. The lease had a term of five years and expired on August 31, 1996. The initial rent for the building was $1,440 per month, subject to annual increases at the rate of four percent (4%). Rental income for the year ended September 30, 1995 amounted to $19,050. The lease was terminated during 1996, and no rental income was recognized for the year ended September 30, 1996.

                        LITIGATION

                        The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, based upon the opinion of the Company's legal counsel, management presently believes that the outcome of such proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's financial position.

                        ENVIRONMENTAL MATTERS

                        Some of the Company's past and present operations involve activities which are subject to extensive and changing federal and state environmental regulations and can give rise to environmental issues. As a result, the Company is from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters. Based on advice of counsel, management believes that the outcome of these matters will not have a material impact on the Company's financial position.

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        EMPLOYMENT AGREEMENTS

                        The Company entered into an employment agreement with its President and CEO effective May 23, 1995. The term of the agreement is seven years and is automatically renewable for two successive two-year terms, unless notice of termination is given prior to a renewal period. The agreement provides that the employee shall receive an annual base salary of $100,000 with increases to $150,000 for the second and third years of the agreement and to $175,000 and $200,000 for the fourth and fifth years of the agreement, respectively. The base salary increases to $250,000 for the sixth, seventh and any years subject to the automatic renewal options.

                        The agreement also provides the employee with incentive stock options to acquire 160,000 and 320,000 shares of the Company's Class A common stock at exercise prices of $2.50 and $5.00 per share, respectively. These options accumulate annually at varying amounts for the first seven years following the closing of the IPO (see
                        Note 10) and are "earned" contingent upon the Company achieving either a specified earnings per share level or a specified stock price level (the "performance threshold") for the corresponding fiscal year end. To the extent that the common stock's fair market value exceeds the exercise prices at the grant dates, compensation expense will be recorded. None of these options were earned as of September 30, 1996.

                        In addition, the employee will receive annual fixed bonuses which shall be paid quarterly, provided the Company achieves either of the above-mentioned performance thresholds. The annual bonuses shall be $250,000 for each of the fiscal years ending
                        September 30, 1996 through September 30, 2002. The performance thresholds were not met during fiscal 1996, and no bonus was recorded.

                        CONSULTING AGREEMENTS

                        The Company entered into a consulting agreement dated as of August 29, 1994 with a financial consultant. The agreement provides for payment at the rate of $150 per hour. The agreement further provides for minimum payments of $7,500 per month commencing June 1, 1995 through May 31, 1998 and a grant of 100,000 stock options.

                        The agreement also includes certain provisions regarding the payment of out-of-pocket expenses, indemnification of the underwriter and arbitration.

                                                         EKLER INDUSTRIES, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13. SUBSEQUENT
    EVENT On December 30, 1996, the Company entered into an Agreement and Plan of Merger with Smart Choice Holdings, Inc. Under the terms of the Agreement, the Company will issue 6,500,000 shares of Class A common stock in exchange for all outstanding shares of Smart Choice Holdings, Inc. The merger is subject to certain conditions and is expected to be consummated in January 1997. If completed, the merger will be accounted for as a purchase.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 1997.

                                       ECKLER INDUSTRIES, INC.


                                       By:   /s/  Ralph H. Eckler
                                          --------------------------------------
                                          Ralph H. Eckler
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                    Title                         Date
     ----------                    -----                         ----

/s/ Ralph H. Eckler           President, Chief Executive       January 13, 1997
--------------------          Officer, Secretary, Treasurer
Ralph H. Eckler               and Director


/s/ Ronald V. Mohr            Vice President of Finance        January 13, 1997
-------------------           and Administration
Ronald V. Mohr                (principal financial officer)


/s/ Donald A. Wojnowski, Jr.  Director                         January 13, 1997
----------------------------
Donald A. Wojnowski, Jr.


/s/  Joseph Yossifon          Director                         January 13, 1997
--------------------
Joseph Yossifon

/s/  Ernest Restina           Controller                       January 13, 1997
-------------------
Ernest Restina

                                EXHIBIT INDEX

EXHIBIT NUMBER                EXHIBIT DESCRIPTION                PAGE NUMBER
--------------                -------------------                -----------

     16             Letter on change in certifying accountant    Page _____

     27             Financial Data Schedules                     Page _____