Form 10QSB
period 1996-12-31
ECKLER INDUSTRIES INC
filed 1997-02-14
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           Form 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended          December 31, 1996


     Commission file number                  1-14082

                    ECKLER  INDUSTRIES, INC.
         (Name of small business issuer in its charter)


            FLORIDA                          59-1469577
 (State or other jurisdiction of            (I.R.S.  Employer
 incorporation or organization)             Identification No.)

   5200 S. Washington Avenue, Titusville, Florida   32780
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

     As of  February 5, 1997, 5,096,117 shares of the
Registrant's Class A Common Stock were issued and outstanding, and 1,767,764.5 shares of the Registrant's Class B Common Stock were issued outstanding.



_________________________________________________________________
                                          ECKLER INDUSTRIES, INC.
                                             Index to Form 10-QSB


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheet as of December 31, 1996 (unaudited)   3

          Statements of Operations for three months ended
               December 31, 1996 and 1995 (unaudited)         5

          Statement of Stockholders' Equity for the three
               Months ended December 31, 1996 (unaudited)     6

          Statements of Cash Flows for the three months ended
               December 31, 1996 and 1995 (unaudited)         7

          Notes to Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                          10

PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    15




                             PART  I

                     ECKLER INDUSTRIES, INC.

                      FINANCIAL INFORMATION


Item 1.   Financial Statements


                                          ECKLER INDUSTRIES, INC.
                                                    Balance Sheet
                                                      (Unaudited)


December 31,                                                1996

ASSETS

Current:
  Cash and cash equivalents                           $  241,652
  Accounts receivable - net of allowance                 153,285
  Inventories                                          1,307,525
  Prepaid expenses                                       616,983
  Deferred tax asset                                     330,610

          Total Current Assets                         2,650,055

Property, plant and equipment, less accumulated
  depreciation and amortization                        2,512,645

Other assets:
  Prepaid royalty expense                                641,726
  Prepaid consulting fees                                126,689
  Other                                                  108,693

          Total Other Assets                             877,108




                                                      $6,039,808
         See accompanying notes to financial statements.








                                          ECKLER INDUSTRIES, INC.
                                                    Balance Sheet
                                                      (Unaudited)
                                                      (Continued)


December 31,                                                1996

Liabilities and Stockholders' Equity

Current Liabilities:
  Note Payable                                       $   333,073
  Accounts Payable                                       545,765
  Accrued wages                                          100,554
  Other accrued expenses                                 209,059
  Current maturities of long-term debt                   167,582
  Obligations under capital leases                         1,691

          Total current liabilities                    1,357,724

Long-term debt, less current maturities                2,203,860
Deferred income taxes                                    402,814

          Total liabilities                            3,964,398

Stockholder's equity
  Class A common stock; $.01 par value; 10,000,000 shares
     authorized; 1,736,750 issued and outstanding         17,367
  Class B common stock; $.01 par value; 5,000,000 shares
     authorized; 510,375 issued and outstanding            5,104
  Additional paid-in capital                           3,419,251
  Note receivable Class A common stock                  (326,700)
  Deficit                                             (1,039,612)

          Total stockholders' equity                   2,075,410






                                                     $ 6,039,808
         See accompanying notes to financial statements.





                                                ECKLER INDUSTRIES, INC.
                                              Statements of Operations
                                                            (Unaudited)


Three months ended December 31,                    1996         1995

Net sales                                     $ 2,941,821  $ 2,824,971

Cost of sales                                   1,813,371    1,804,851
     Gross Profit                               1,128,450    1,020,120

Selling, general and administrative expenses    1,492,939    1,100,102

     Loss from operations                        (364,489)     (79,982)

Other income (expense):
    Interest expense                              (72,673)     (73,594)
    Interest income                                 2,112        9,189
    Miscellaneous income                           26,043        7,571

                                                  (44,518)     (56,834)

     Loss before benefit from income taxes       (409,007)    (136,816)

Benefit from income taxes                         212,798       53,300
Net loss                                         (196,209)   ($ 83,516)

Accretion of redemption value of redeemable
  preferred stock                                             (533,032)

Dividends on preferred stock                                   (18,106)

Net loss applicable to common stock              (196,209)    (634,654)

Net loss per share                                 $ (.07)      $ (.27)

Weighted average number of shares and
  share equivalents outstanding                 2,665,833    2,356,000
         See accompanying notes to financial statements


                                                      ECKLER INDUSTRIES, INC.
                                           Statement of Stockholders' Equity
                                                                  (Unaudited)


                     Class A          Class B
                   Common Stock       Common Stock       Additional
                   Number   Par       Number   Par       Paid-In
                 of Shares  Value    of Shares Value     Capital     Deficit

Balance, September 30, 1996

                1,641,750   $16,417  510,375   $5,104  $3,077,251   $(843,403)

Issuance of Class A common stock
  for consulting services

                    5,000    $   50        -        -     $16,200           -

Exercise of Class A common stock warrants

                   90,000    $  900        -        -    $325,800           -


Net loss                                                            $(196,209)

Balance, December 31, 1996

                1,736,750   $17,367  510,375   $5,104  $3,419,251 $(1,039,612)

         See accompanying notes to financial statements.






                                                       ECKLER INDUSTRIES, INC.
                                                    Statements of  Cash Flows
                                                                   (Unaudited)

Three months ended December 31,                          1996          1995

Cash flows from operating activities:
  Net income (loss)                                 $  (196,209)   $  (83,516)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                        66,636        81,948
    Deferred income taxes                              (212,796)      (68,400)
     Issuance of common stock for consulting fees        16,250             -
    Cash provided by (used for):
     Accounts receivable                                 14,762       (42,081)
     Inventories                                        131,370      (176,517)
     Prepaid expenses                                   400,313        58,492
     Prepaid royalty expense                            103,328             -
     Accounts payable                                  (437,362)     (764,704)
     Royalties payable                                        -      (175,000)
     Accrued expenses                                   (96,996)     (154,385)

Net cash used for operating activities                 (210,704)   (1,324,163)

Cash flows from investing activities:
  Notes and advances to affiliates                            -       561,850
  Purchases of property, plant and equipment            (33,601)      (22,195)
  (Increase) decrease in other assets                   (17,660)      (21,296)
  Proceeds from note receivable                          94,000             -

Net cash provided by investing activities                42,739       518,359

Cash flows from financing activities:
  Borrowings under line of credit                       200,000             -
Principal payments of long-term debt                    (41,791)     (891,421)
  Payments on capital lease obligations                    (589)      (11,753)
  Proceeds from sale of common stock                                3,219,075
  Redemption of preferred stock                                      (950,000)
  Dividends                                                           (18,106)
Net cash provided by financing activities               157,620     1,347,795

Net increase (decrease) in cash                         (10,345)      541,991

Cash, beginning of period                               251,997             -
Cash, end of period                                   $ 241,652   $   541,991
         See accompanying notes to financial statements



                        ECKLER INDUSTRIES, INC.
                     Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996. The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

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

NOTE 3 - LOSS PER SHARE

Loss per share is based upon the weighted average number of common shares outstanding during each period. Shares of Class B common stock become convertible into shares of Class A common stock on a 1-for-2 basis and are included in weighted average shares outstanding. Common stock equivalents have not been included since the effect would be antidilutive.

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


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company accreted $533,032 of redemption value of redeemable preferred stock during the three months ended December 31, 1995. In addition, investor notes of $205,000 were converted into 102,500 shares of Class A common stock and 102,500 warrants and $50,000 of preferred stock was converted into 12,000 shares of Class A common stock valued at $60,000 during the three months ended December 31, 1995. Also, the Company issued 5,000 shares of Class A common stock valued at $16,250 for consulting services during the three months ended December 31, 1996

NOTE 5 - CHANGE IN ACCOUNTING METHOD FOR INVENTORIES

During the third quarter of 1996, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results. This change has been applied by retroactively restating the accompanying financial statements. The change did not have a significant effect on results of operations for the three months ended December 31, 1996, nor is it anticipated that it will have a material effect on future periods.

NOTE 6 - RECLASSIFICATIONS

Certain items in the financial statements for the three months ended December 31, 1995 have been reclassified to conform to presentation of the three months ended December 31, 1996.

NOTE 7 - SUBSEQUENT EVENT

On February 12, 1997, the Company entered into an Asset Purchase Agreement with Team Automobile Sales and Finance, Inc., Wholesale Acquisitions, Inc. and Liberty Finance Company ("the Targets"). Under the terms of the Agreement, the Company will issue 352,156 shares of Class A common stock and a note payable in the amount of $1,500,000 in exchange for substantially all of the assets of the "Targets". In addition, the company will assume substantially all of the liabilities of the "Targets".


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

      The following analysis of the Company's financial condition as of December 31, 1996 and the Company's results of operations for the three months ended December 31, 1996 and 1995 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Results of Operations

Three  Months  Ended December 31, 1996 Compared to  Three  Months
Ended December 31, 1995

       Sales increased $116,850 or 4% for the three months  ended
December 31, 1996, compared to the same period in 1995 primarily due to increased inventory which allowed the Company to fill customer orders and decrease lost sales.

      Costs of sales increased $8,520 or less than 1%, for the three months ended December 31, 1996, compared to the same period in 1995 due primarily to the increase in sales. Gross profit as a percentage of sales increased to 38% during the three months ended December 31, 1995, compared to 36% for the same period in 1995 primarily due to the Company being able to take advantage of favorable terms from vendors subsequent to the Company's initial public offering.

      Selling, general and administrative expenses increased by $392,837, or 36% compared to the same period in 1995. This resulted primarily from the write off of $230,000 of prepaid consulting fees due to the termination of a consulting agreement. In addition, there were increased advertising costs of $51,000 associated with the production and mailing of the company's catalog and general overhead increased by approximately $112,000 primarily due to the compliance and reporting requirements of being a public company.

     Other expense consisted of interest income and expense and miscellaneous income at a net expense amount of $44,518 for the three months ended December 31, 1996 compared to $56,834 for the same period in 1995.

      Benefit from income taxes increased $212,798 for the three months ended December 31, 1996. This is mainly due to a decrease in net deferred tax liabilities and a net operating loss carry-forward. Benefit from income taxes for the three months ended December 31, 1995 increased $53,000 mainly due to a decrease in the net deferred tax liabilities.

      In connection with the Company's completion of a private placement on September 20, 1995, the excess of the $950,000 of cash paid and Class A common stock issued (which was valued at $60,000) to redeem and convert the preferred stock issued, over the private placement proceeds assigned to preferred stock ($363,265) was accreted from the issuance date to the redemption date (November 15, 1995). This resulted in a decrease in net earnings applicable to common stock of $533,032 during the first quarter of 1996.

Liquidity and Capital Resources.

The following table sets forth the major components of the increase (decrease) in cash:

                                               Three Months Ended
                                                   December 31

                                                1996         1995
                                         (dollar amounts in thousands)

 Net cash used for operating activities       $   (211)  $  (1,324)
 Net cash provided by investing activities          43         518
 Net cash provided by financing activities    $     15   $   1,348

 Net increase (decrease) in cash              $    (10)  $     542


      Inventory levels decreased by $131,370 and increased by $176,517 for the three months ended December 31, 1996 and 1995, respectively. Inventory decreased during the first quarter of the 1997 fiscal year due to the seasonality of the Company's business. The primary reason for the increase in inventory during the first quarter of fiscal year 1996 was the Company's working capital position. Prior to the initial public offering, the Company was unable to replenish inventory, as needed, due to marginal working capital. This is also the reason for the decrease in accounts payable of $437,362 for the three months ended December 31, 1996 compared to a decrease of $764,704 for the three months ended December 31, 1995.

      Prepaid expenses decreased by $400,313 and $58,429 for the three months ended December 31, 1996 and 1995 respectively. This was primarily due to the amortization of prepaid catalog expenses and prepaid GM royalties. Also during the first quarter of fiscal year 1997, the Company wrote off approximately $230,000 of prepaid consulting fees due to the termination of a consulting agreement.

     Cash provided by investing activities exceeded cash used for investing activities by $518,159 for the three months ended December 31, 1995, primarily due to repayments of notes and advances by affiliates in the amount of $561,850 during the period.

     Cash provided by investing activities exceeded cash used for investing activities by $42,739 for the three months ended
December 31, 1996 primarily due to payments received on a note from a stockholder of $94,000.

      Financing activities provided cash of $1,347,795 for the three months ended December 31, 1995. This resulted from the excess of proceeds from the sale of common stock of $3,219,075 over repayments of long-term debt of $891,421, payments on capital lease obligations of $11,753, redemption of preferred stock of $950,000, and dividends paid to preferred stockholders of $18,106.

     Financing activities provided cash of $157,620 for the three months ended December 31, 1996 primarily due to borrowings under a line of credit of $200,000

      The Company had working capital at December 31, 1996 in the amount of $1,292,331. The management of the Company has developed and implemented strategies to meet future liquidity needs. These strategies include (i) an initial public offering of the Company's Class A Common Stock which was completed on November 15, 1995; (ii) refinancing of the Company's mortgage to obtain more favorable terms, and arranging a revolving line of credit to finance its seasonal increase in inventory and annual catalogue production costs, which was accomplished in September, 1996; and, (iii) a tighter control on overall costs. The Company's management believes that these actions, in addition to the working capital position at December 31, 1996, will allow the Company to meet its future liquidity needs.

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

      In September 1996, the Company refinanced a $2.1 million NationsBank loan, which was secured by the Company's real and personal property, maturing on October 1, 1997, and carried an interest rate of 3% above the prime rate quoted by NationsBank. The Company's monthly interest payments under the NationsBank note were $22,000 and an interim balloon payment of $750,000 was due in October 1996. In replacement thereof, the Company obtained a $2.4 million loan from Barnett Bank, Inc. ("Barnett Bank") in September 1996, secured by the Company's real and personal property, on terms the Company's management believes are more favorable to the Company. The new Barnett Bank loan matures on September 30, 1999. The Company is obligated to make monthly payments of $13,333 principal plus interest at the rate of 1.5% above the prime rate quoted by Barnett Bank from time to time. After using the loan proceeds to pay off the NationsBank loan in the amount of $2,197,623, a first mortgage on certain real property owned by the Company in the amount of $130,902, and loan closing costs in the amount of $54,009, the Company received net loan proceeds of $17,467.

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

                             PART II

                     ECKLER INDUSTRIES, INC.


                        OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 27 - Financial Data Schedules

          (b)  Reports on Form 8-K

               A current report on Form 8-K Item 5 was filed by Eckler Industries, Inc. on December 31, 1996.



                           SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized on February
14, 1997.

                              ECKLER INDUSTRIES, INC.


                              By:/s/Gary R. Smith
                                    Gary R. Smith
                                    President/CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures              Title                         Date

/s/ Gary R. Smith       President, Chief Executive    February 14, 1997
Gary R. Smith           Officer and Director

/s/Joseph M. Barnes     Vice President of Finance     February 14, 1997
Joseph M. Barnes        and Operations

/s/ Ernest Restina      Controller                    February 14, 1997
Ernest Restina