Form 10-Q
period 1997-03-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1997-05-20
CIK 949091

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 1-14082

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  59-1469577
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                   Identification No.)

              5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA 32780
                    ----------------------------------------
                    (Address of principal executive offices)
                                 (Zip Code)

                                 (407) 269-9680
                ------------------------------------------------
                (Registrant's telephone number, including area code)

                            ECKLER INDUSTRIES, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                No  [ ]

Indicate number or shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date:

As of May 15, 1997, 8,938,088 shares of the Registrant's Common Stock were issued and outstanding.


                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                             INDEX TO FORM 10-Q

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         SMART CHOICE AUTOMOTIVE GROUP, INC.

                  Condensed Consolidated Balance Sheet as of
                           March 31, 1997 (unaudited) and December 31, 1996                     5
                  Condensed Consolidated Statement of Operations for the
                           Three Months Ended March 31, 1997 (unaudited)                        7
                  Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 1997 (unaudited)                        8
                  Notes to Condensed Consolidated Financial Statements                          10

         LIBERTY FINANCE COMPANY, INC. AND AFFILIATES

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                    13
                  Condensed Combined Statement of Operations for the
                           Period January 1, 1997 to February 12, 1997 (unaudited)              15
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to February 12, 1997 (unaudited)              16
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                        17
                  Condensed Combined Statement of Cash Flows for the
                          Three Months Ended March 31, 1996 (unaudited)                         18

                                                                     -Continued-


                                            SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                             INDEX TO FORM 10-Q
                                                                     (CONTINUED)

         FLORIDA FINANCE GROUP, INC., SUNCOAST AUTO BROKERS, INC.
         AND SUNCOAST AUTO BROKERS ENTERPRISES, INC.

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                     19
                  Condensed Combined Statement of Operations for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                21
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                22
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                         23
                  Condensed Combined Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         24

         TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION D/B/A MIRACLE MILE
         MOTORS AND PALM BEACH FINANCE COMPANY, INC.

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                     25
                  Condensed Combined Statement of Income for the
                           Period January 1, 1997 to February 14, 1997 (unaudited)               27
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to February 14, 1997 (unaudited)               28
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                         29
                  Condensed Combined Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         30

         ECKLER INDUSTRIES, INC.

                  Condensed Balance Sheet as of December 31, 1996 (unaudited)                    31
                  Condensed Statement of Operations for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                33
                  Condensed Statement of Cash Flows for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                34
                  Condensed Statement of Operations for the
                           Three Months Ended March 31, 1996 (unaudited)                         35
                  Condensed Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         36

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
                                                                     (CONTINUED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                    37

PART II-OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                             44

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              45

                                     PART I

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                             SMART CHOICE AUTOMOTIVE GROUP, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  (Unaudited)
                                                               As of March 31, 1997      As of December 31, 1996
 ASSETS
   Cash and Cash Equivalents                                      $     1,657,404            $         -
   Accounts Receivable                                                    747,144                 25,000

   Finance Receivables
     Principal Balances, Net                                           23,710,066                      -
      Less: Allowance for Credit Losses                                (3,590,363)                     -
--------------------------------------------------------------------------------------------------------------
                                                                       20,119,703                      -

   Inventories, at Cost                                                 4,087,013                      -
   Land Held for Resale                                                 1,050,000                      -
   Property and Equipment, Net                                          2,944,782                 22,454
   Notes Receivable                                                     1,542,596                400,000
   Deferred Tax Asset                                                     330,610                      -
   Deferred Acquisition Costs                                              54,511                194,101
   Deferred Debt Costs                                                    266,952                 24,735
   Goodwill                                                            16,084,555                      -
   Prepaid Expenses                                                     1,375,202                      -
   Deposits                                                               477,300                 50,000
   Other Assets                                                           142,036                      -
-------------------------------------------------------------------------------------------------------------



                                                                 $    50,879,808             $   716,290
-------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                          As of March 31, 1997     As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Bank Overdraft                                                              $          -       $       82,884
     Accounts Payable                                                               3,150,748              438,890
     Accrued Expenses                                                               1,170,041              183,314
     Deferred Income                                                                  150,879                    -
     Floorplan Payable                                                              1,085,396                    -
     Customer Deposits                                                                348,296                    -
     Notes Payable                                                                 28,373,529               60,000
     Deferred Income Taxes                                                            402,814                    -
     Convertible Debt                                                                 562,000              262,000
     Acquisition Debt                                                               4,418,609                    -
     Other Liabilities                                                              1,246,000                    -
-------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                               40,908,312            1,027,088
-------------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
     Preferred Stock                                                                    3,950                1,983
     Common Stock                                                                       8,939                5,488
     Additional Paid In Capital                                                    17,184,824              385,519
     Deficit                                                                       (6,159,529)            (703,788)
     Unearned Compensation                                                         (1,066,688)                   -
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                       9,971,496             (310,798)
--------------------------------------------------------------------------------------------------------------------

                                                                              $    50,879,808       $      716,290
-------------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31, 1997
----------------------------------------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                                                     $      4,488,493
    Income on Finance Receivables                                                                       834,363
    Income from Insurance & Training                                                                    302,775
    Income from Parts & Accessories                                                                   2,802,215
----------------------------------------------------------------------------------------------------------------
                                                                                                      8,427,846
----------------------------------------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                                                        3,599,885
    Cost of Insurance & Training                                                                         16,041
    Cost of Parts & Accessories Sold                                                                  1,720,715
    Provision for Credit Losses                                                                         903,531
----------------------------------------------------------------------------------------------------------------
                                                                                                      6,240,172
----------------------------------------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                                                2,187,674
----------------------------------------------------------------------------------------------------------------

 EXPENSES:
   Operating Expenses                                                                                 4,895,834
   Compensation Expense Related to Employee Stock Options                                             2,236,875
----------------------------------------------------------------------------------------------------------------
                                                                                                      7,132,709
----------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                                                (4,945,035)
-----------------------------------------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
    Interest Expense                                                                                    469,485
    Other Income                                                                                        (15,855)
    Miscellaneous Expense                                                                                57,075
----------------------------------------------------------------------------------------------------------------
                                                                                                        510,705
----------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                                     $      (5,455,740)
-----------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                                            $           (0.69)
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
    AND SHARE EQUIVALENTS OUTSTANDING                                                                 7,853,134
----------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
                                                                                                   March 31, 1997
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                                       $    (5,455,740)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Provision for credit losses                                                                         535,286
      Common stock and options issued for consulting fees                                                 150,000
      Loss on disposal of fixed assets                                                                      1,151
      Stock option compensation                                                                         2,236,875
      Depreciation and amortization                                                                       245,530
      Cash provided by (used for), net of effect of acquisitions:
         Accounts receivable                                                                              (70,894)
         Inventory                                                                                       (442,499)
         Prepaid expenses                                                                                 (18,974)
         Other assets                                                                                      (1,453)
         Accounts payable                                                                                 964,984
         Accrued expenses                                                                                 950,891
         Deferred income                                                                                   20,772
         Other liabilities                                                                              1,246,000
         Customer deposits                                                                               (116,099)
         Floorplan payable                                                                                224,876
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                470,706
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in finance receivables                                                                    (1,153,486)
    Cash for acquisition, net of cash acquired                                                         (2,797,310)
    Issuance of notes receivable                                                                         (565,896)
    Increase in deposits                                                                                 (477,300)
    Increase in deferred acquisition costs                                                                (15,400)
    Purchase of property and equipment                                                                    (56,379)
    Decrease in other assets                                                                               40,435
-------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                 (5,025,336)
-------------------------------------------------------------------------------------------------------------------

                             CONTINUED ON NEXT PAGE

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                     (CONTINUED)

-----------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
                                                                                                   March 31, 1997
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                                                           $    (1,835,310)
    Proceeds from issuance of Sirrom debt                                                               3,500,000
    Proceeds from issuance of notes payable                                                             3,996,722
    Increase in deferred debt costs                                                                      (256,494)
    Proceeds from issuance of preferred stock                                                             590,000
    Proceeds from issuance of convertible debentures                                                      300,000
    Bank overdraft                                                                                        (82,884)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                              6,212,034
-----------------------------------------------------------------------------------------------------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                              1,657,404

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                               0
-----------------------------------------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $     1,657,404
-----------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

===============================================================================

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q, and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996. The accompanying financial statements have not been audited by an independent accountant in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, to fairly report the Company's financial position and results of operations. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

NOTE 2 - ACQUISITIONS

Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.", operates a network of self-financed used vehicle dealerships in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates automobile dealers training and insurance divisions as well as Eckler's, one of the largest suppliers of Corvette parts and accessories in the world. On January 28, 1997, pursuant to an Agreement and Plan of Merger by and among Eckler Industries, Inc. ("EII"), Eckler Acquisition Corporation, Ralph H. Eckler, Smart Choice Holdings, Inc. ("SCHI"), Thomas E. Conlan and Gerald C. Parker, dated December 30, 1996 (the "Agreement"), EII acquired all of the issued and outstanding shares of common stock of SCHI in exchange for 2,927,939 shares of EII Class A and 1,576,324.5 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII is the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, the assets and liabilities of EII are recorded at their estimated fair values and the accounts of EII are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

SCHI was incorporated on June 21, 1996 and was a development stage corporation prior to January 28, 1997. On August 16, 1996, SCHI acquired the stock of First Choice Auto Finance, Inc. ("FCAF"). On January 28, 1997, in addition to the acquisition of EII, SCHI acquired the stock of Florida Finance Group, Inc. ("FFG"), Dealer Insurance Services, Inc.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

================================================================================

("DIS"), and Dealer Development Services, Inc. ("DDS"). FFG underwrites, finances and services automobile retail installment contracts and was based in St. Petersburg, Florida prior to moving to the Company headquarters in Titusville, Florida. FCAF was incorporated on March 22, 1994 and had no significant operations or assets until it acquired the assets of Suncoast Auto Brokers, Inc. ("SAB"), and Suncoast Auto Brokers Enterprises, Inc. ("SABE") on January 28, 1997. FCAF, based at the Company headquarters in Titusville, Florida, now operates the three used vehicle lots in St. Petersburg and Tampa, previously operated by SAB and SABE. DIS is based in Tampa, Florida and provides insurance services for automobile dealers. DDS is based in Tampa and provides consulting services and training programs to automobile dealers. The assets and liabilities of FFG, FCAF, DIS and DDS are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

On February 12, 1997, the Company acquired the stock of Liberty Finance Company ("Liberty"). On the same date, FCAF acquired the stock of Wholesale Acquisitions, Inc. ("WA"), and Team Automobile Sales and Finance, Inc. ("Team"). Liberty underwrites, finances and services automobile retail service contracts and was based in Orlando, Florida prior to moving to the Company headquarters in Titusville, Florida. WA and Team operate five self-financed used vehicle lots in Orlando, Florida. The assets of Liberty, WA, and Team are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (February 12, 1997).

On February 14, 1997, FCAF acquired the assets of Palm Beach Finance and Mortgage Company ("PBF") and Two Two Five North Military Corp. d/b/a Miracle Mile Motors ("MMM"). FFG services the receivables purchased from PBF, and FCAF operates the used vehicle lot previously operated by MMM located in West Palm Beach, Florida. The assets of PBF and MMM are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (February 14, 1997).

NOTE 3 - SUMMARY OF FINANCE RECEIVABLES

The following is a summary of principal balances, net as of March 31, 1997:

                                                           March 31, 1997
                                                            -------------
             Contractually Scheduled Payments                $ 30,270,134
             Less: Unearned Finance Charges                    (6,560,068)
                                                             ------------

             Principal Balances, Net                         $ 23,710,066
                                                             ============

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)

===============================================================================

NOTE 4 - PRESENTATION OF DEALERSHIP REVENUES AND COST OF REVENUES

Revenues from Company dealership operations consist of Sales of Used Cars, Income on Finance Receivables, Income from Insurance and Training, and Income from Parts and Accessories. Cost of Revenues of Dealership operations is comprised of Cost of Used Cars Sold, the Provision for Credit Losses, Costs of Insurance and Training Income and Cost of Parts and Accessories Sold.

The prices at which the Company sells its cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, many of whom ultimately default. The Provision for Credit Losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated at Company dealerships as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit/margin in its Statement of Operations calculated as Sales of Used Cars less Cost of Used Cars Sold.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period. Common stock equivalents have not been included since the effect would be antidillutive.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition described in Note 2, the Company issued the following securities:

         Common Stock 3,781,084 shares, valued at            $12,761,161
                                                             ===========
         Promissory Notes                                    $ 4,904,183
                                                             ===========

         Cash paid for interest                              $   400,139
                                                             ===========

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                                CONDENSED COMBINED BALANCE SHEET

--------------------------------------------------------------------------------
                                                         As of December 31, 1996
--------------------------------------------------------------------------------
 ASSETS
   Cash and Cash Equivalents                              $           163,184

   Finance Receivables:
      Principal Balances, Net                                      12,283,431
      Less: Allowance for Credit Losses                              (900,000)
-------------------------------------------------------------------------------
                                                                   11,383,431

   Inventories, at Cost                                             2,861,848
   Land Held for Resale                                             1,050,000
   Property and Equipment, Net                                        272,543
   Other Assets                                                        87,908
-------------------------------------------------------------------------------


                                                           $      15,818,914
-------------------------------------------------------------------------------

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                               CONDENSED COMBINED BALANCE SHEET

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Accounts Payable                                   $          473,088
      Accrued Expenses                                              116,077
      Floorplan Payable                                           1,378,601
      Notes Payable                                              13,059,981
      Related Party Payable                                         197,237
      Other Liabilities                                             113,781
-------------------------------------------------------------------------------
   Total Liabilities                                             15,338,765
-------------------------------------------------------------------------------

   Stockholders' Equity:
      Common Stock                                                      700
      Stock Subscriptions                                              (600)
      Additional Paid In Capital                                    703,044
      Deficit                                                      (222,995)
-------------------------------------------------------------------------------
   Total Stockholders' Equity                                       480,149
-------------------------------------------------------------------------------
                                                          $      15,818,914
-------------------------------------------------------------------------------

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                     CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                           to February 12, 1997
-------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                   $        1,296,130
    Income on Finance Receivables                                       458,028
    Income from Insurance & Training                                      3,724
    Income from Parts & Accessories                                      55,708
-------------------------------------------------------------------------------
                                                                      1,813,590
-------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        1,394,719
    Cost of Insurance & Training                                          2,524
    Cost of Parts & Accessories Sold                                     49,173
    Provision for Credit Losses                                          65,315
-------------------------------------------------------------------------------
                                                                      1,511,731
-------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                  301,859
-------------------------------------------------------------------------------

 OPERATING EXPENSES                                                     434,243
-------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                  (132,384)
-------------------------------------------------------------------------------

 OTHER EXPENSE:
    Interest Expense                                                    176,585
-------------------------------------------------------------------------------
                                                                        176,585
-------------------------------------------------------------------------------

 NET LOSS                                                      $       (308,969)
-------------------------------------------------------------------------------

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                     CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                           to February 12, 1997
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $      (308,969)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                                   27,846
        Cash provided by (used for):
           Accounts receivable                                         (35,150)
           Inventory                                                   691,586
           Prepaid expenses                                            (25,498)
           Other assets                                                 46,244
           Accounts payable                                            218,244
           Accrued expenses                                             28,174
           Floorplan payable                                          (518,081)
-------------------------------------------------------------------------------
Net cash provided by operating activities                              124,396
-------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in finance receivables                                    234,795
    Purchase of property and equipment                                  (2,410)
    Increase in other assets                                           (45,375)
-------------------------------------------------------------------------------
Net cash used in investing activities                                  187,010
-------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments from related party                                 (197,237)
    Principal payments on notes payable                               (241,697)
    Distribution to stockholder                                         (5,000)
--------------------------------------------------------------------------------
 Net cash used in financing activities                                (443,934)
--------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                            (132,528)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      163,184
-------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $        30,656
-------------------------------------------------------------------------------

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                         CONDENSED COMBINED STATEMENT OF INCOME
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:

    Sales of Used Vehicles                                 $          4,305,092
    Income on Finance Receivables                                       697,416
    Income from Insurance & Training                                    139,295
    Income from Parts & Accessories                                     382,849
-------------------------------------------------------------------------------
                                                                      5,524,652
-------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        3,440,621
    Cost of Insurance & Training                                         66,363
    Cost of Parts & Accessories Sold                                    216,957
    Provision for Credit Losses                                          26,387
-------------------------------------------------------------------------------
                                                                      3,750,328
-------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED ACTIVITIES       1,774,324
-------------------------------------------------------------------------------

 OPERATING EXPENSES                                                   1,087,700
-------------------------------------------------------------------------------

 INCOME FROM OPERATIONS                                                 686,624
-------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
    Interest Expense                                                    298,072
    Other Income                                                        (11,664)
    Miscellaneous Expense                                                 2,574
-------------------------------------------------------------------------------
                                                                        288,982
-------------------------------------------------------------------------------

 NET INCOME                                                          $  397,642
-------------------------------------------------------------------------------

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                     CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                       $   397,642
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                                     16,685
       Cash provided by (used for):
          Accounts receivable                                          (133,959)
          Inventory                                                     284,055
          Other assets                                                   31,714
          Accounts payable                                              308,910
          Accrued expenses                                              (13,759)
          Floorplan payable                                            (365,771)
-------------------------------------------------------------------------------
 Net cash provided by operating activities                              525,517
-------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                  (1,297,537)
    Purchase of property and equipment                                  (30,909)
-------------------------------------------------------------------------------
 Net cash used in investing activities                               (1,328,446)
-------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments to related party                                     (182,096)
   Distribution to stockholder                                          (90,973)
   Proceeds from issuance of notes payable                            1,150,275
-------------------------------------------------------------------------------
 Net cash provided by financing activities                              877,206
-------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                74,277

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,368
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    82,645
-------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                               CONDENSED COMBINED BALANCE SHEET

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 ASSETS

   Cash and Cash Equivalents                                   $         20,272

   Finance Receivables:
     Principal Balances, Net                                          5,479,404
     Less: Allowance for Credit Losses                               (1,095,645)
-------------------------------------------------------------------------------
                                                                      4,383,759
   Inventories, at Cost                                                 440,317
   Property and Equipment, Net                                          111,950
   Prepaid Expenses                                                      44,705
   Other Assets                                                           2,360
-------------------------------------------------------------------------------



                                                                 $    5,003,363
-------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                CONDENSED COMBINED BALANCE SHEET

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities:
     Accounts Payable                                       $           95,093
     Accrued Expenses                                                   16,505
     Deferred Income                                                   134,571
     Notes Payable                                                   5,018,343
     Stockholder Loans                                                 345,250
     Related Party Payable                                             811,600
-------------------------------------------------------------------------------
   Total Liabilities                                                 6,421,362
-------------------------------------------------------------------------------

   Stockholders' Deficit:
     Common Stock                                                        1,600
     Additional Paid In Capital                                        220,129
     Deficit                                                        (1,639,728)
-------------------------------------------------------------------------------
   Total Stockholders' Deficit                                      (1,417,999)
-------------------------------------------------------------------------------

                                                            $        5,003,363
-------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                      CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

---------------------------------------------------------------------------------------
                                                                 Period January 1, 1997
                                                                    to January 28, 1997
---------------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                             $        225,599
    Income on Finance Receivables                                               162,203
    Income from Parts & Accessories                                               1,235
----------------------------------------------------------------------------------------
                                                                                389,037
----------------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                                  272,312
    Cost of Parts & Accessories Sold                                              8,970
    Provision for Credit Losses                                                   8,538
----------------------------------------------------------------------------------------
                                                                                289,820
----------------------------------------------------------------------------------------

NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED ACTIVITIES                   99,217
----------------------------------------------------------------------------------------

 OPERATING EXPENSES                                                             152,053
----------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                           (52,836)
-----------------------------------------------------------------------------------------

 OTHER EXPENSE:
    Interest Expense                                                             64,061
----------------------------------------------------------------------------------------
                                                                                 64,061
----------------------------------------------------------------------------------------

 NET LOSS                                                             $        (116,897)
-----------------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                     CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                            to January 28, 1997
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $          (116,897)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
       Depreciation and amortization                                      2,750
       Cash provided by (used for):
          Inventory                                                     221,697
          Prepaid expenses                                                  650
          Accounts payable                                              (67,993)
          Accrued expenses                                               87,749
          Deferred income                                                (4,464)
-------------------------------------------------------------------------------
 Net cash provided by operating activities                              123,492
-------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                     (25,306)
    Increase in other assets                                               (750)
-------------------------------------------------------------------------------
 Net cash used in investing activities                                  (26,056)
-------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                  (93,087)
-------------------------------------------------------------------------------
 Net cash used in financing activities                                  (93,087)
-------------------------------------------------------------------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                4,349

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,272
------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $          24,621
------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                         CONDENSED COMBINED STATEMENT OF INCOME
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                       $    1,710,002
    Income on Finance Receivables                                       370,143
-------------------------------------------------------------------------------
                                                                      2,080,145
-------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        1,292,762
    Provision for Credit Losses                                          91,238
-------------------------------------------------------------------------------
                                                                      1,384,000
-------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                  696,145
-------------------------------------------------------------------------------

 OPERATING EXPENSES                                                     442,667
-------------------------------------------------------------------------------

 INCOME FROM OPERATIONS                                                 253,478
-------------------------------------------------------------------------------

 OTHER EXPENSE:
    Interest Expense                                                    124,200
-------------------------------------------------------------------------------
                                                                        124,200
-------------------------------------------------------------------------------

 NET INCOME                                                    $        129,278
-------------------------------------------------------------------------------

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                      CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $       129,278
   Adjustments to reconcile net income to
   net cash used in operating activities:
        Depreciation and amortization                                     8,300
        Cash provided by (used for):
           Accounts receivable                                          (25,731)
           Inventory                                                    (94,758)
           Prepaid expenses                                             (24,254)
           Accounts payable                                             (70,375)
           Accrued expenses                                             (43,751)
           Deferred income                                               60,639
--------------------------------------------------------------------------------
 Net cash used in operating activities                                  (60,652)
--------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (507,451)
    Purchase of property and equipment                                   (3,806)
    Decrease in other assets                                              2,520
--------------------------------------------------------------------------------
 Net cash used in investing activities                                 (508,737)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments to related party                                      (32,046)
   Proceeds from issuance of notes payable                              566,731
--------------------------------------------------------------------------------
 Net cash provided by financing activities                              534,685
--------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                              (34,704)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        50,701
--------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $        15,997
--------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                               CONDENSED COMBINED BALANCE SHEET

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                                   $        192,999

   Finance Receivables:
     Principal Balances, Net                                          5,041,682
     Less: Allowance for Credit Losses                                 (984,000)
--------------------------------------------------------------------------------
                                                                      4,057,682

   Inventories, at Cost                                                 799,358
   Property and Equipment, Net                                           10,086
   Other Assets                                                          48,275
-------------------------------------------------------------------------------



                                                               $      5,108,400

-------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                               CONDENSED COMBINED BALANCE SHEET

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                           $       220,887
     Accrued Expenses                                                   128,206
     Notes Payable                                                      300,000
-------------------------------------------------------------------------------
   Total Liabilities                                                    649,093
-------------------------------------------------------------------------------

   Stockholders' Equity:
     Common Stock                                                           800
     Additional Paid In Capital                                          20,000
     Retained Earnings                                                4,438,507
-------------------------------------------------------------------------------
   Total Stockholders' Equity                                         4,459,307
-------------------------------------------------------------------------------


                                                                 $    5,108,400
-------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                               PALM BEACH FINANCE COMPANY, INC.
                                         CONDENSED COMBINED STATEMENT OF INCOME
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------------
                                                               Period January 1, 1997
                                                                 to February 14, 1997
--------------------------------------------------------------------------------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                            $      1,334,472
    Income on Finance Receivables                                              178,098
---------------------------------------------------------------------------------------
                                                                             1,512,570
---------------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                                 942,541
    Provision for Credit Losses                                                118,273
---------------------------------------------------------------------------------------
                                                                             1,060,814
---------------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED ACTIVITIES                451,756
---------------------------------------------------------------------------------------

 OPERATING EXPENSES                                                            207,336
---------------------------------------------------------------------------------------

 INCOME FROM OPERATIONS                                                        244,420
---------------------------------------------------------------------------------------

 OTHER EXPENSE:
    Interest Expense                                                             3,694
---------------------------------------------------------------------------------------
                                                                                 3,694
---------------------------------------------------------------------------------------


 NET INCOME                                                          $         240,726
---------------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                               PALM BEACH FINANCE COMPANY, INC.
                                     CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                           to February 14, 1997
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $      240,726
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                         306
      Cash provided by (used for):
         Inventory                                                       16,202
         Other assets                                                    10,184
         Accounts payable                                                 9,858
         Accrued expenses                                                 9,311
-------------------------------------------------------------------------------
 Net cash provided by operating activities                              286,587
-------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (363,699)
-------------------------------------------------------------------------------
 Net cash used in investing activities                                 (363,699)
-------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to stockholder                                          (61,618)
   Proceeds from issuance of notes payable                              100,000
-------------------------------------------------------------------------------
 Net cash provided by financing activities                               38,382
-------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                              (38,730)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       192,999
-------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $          154,269
-------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                         CONDENSED COMBINED STATEMENT OF INCOME
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                      $     3,281,562
    Income on Finance Receivables                                       292,867
--------------------------------------------------------------------------------
                                                                      3,574,429
--------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        2,531,535
    Provision for Credit Losses                                         270,857
--------------------------------------------------------------------------------
                                                                      2,802,392
--------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                  772,037
--------------------------------------------------------------------------------

OPERATING EXPENSES                                                      445,057
--------------------------------------------------------------------------------

 NET INCOME                                                    $        326,980
--------------------------------------------------------------------------------

                                  TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                      D/B/A MIRACLE MILE MOTORS
                                               PALM BEACH FINANCE COMPANY, INC.
                                     CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $          326,980
   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Provision for credit losses                                       64,000
       Depreciation and amortization                                        120
       Cash provided by (used for):
          Accounts receivable                                           (42,000)
          Inventory                                                      62,414
          Prepaid expenses                                               (9,138)
          Accounts payable                                             (103,713)
          Accrued expenses                                               19,207
--------------------------------------------------------------------------------
 Net cash provided by operating activities                              317,870
--------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (256,138)
    Decrease in other assets                                             17,139
--------------------------------------------------------------------------------
 Net cash used in investing activities                                 (238,999)
--------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                              155,000
   Profit distributions                                                 (67,233)
--------------------------------------------------------------------------------
 Net cash provided by financing activities                               87,767
--------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               166,638

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       304,914
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $          471,552
--------------------------------------------------------------------------------

                                                        ECKLER INDUSTRIES, INC.
                                                       CONDENSED BALANCE SHEET
                                                                   (UNAUDITED)

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                                    $       241,652
   Accounts Receivable                                                  153,285
   Inventories, at Cost                                               1,307,525
   Property, Plant and Equipment, Net                                 2,512,645
   Deferred Tax Asset                                                   330,610
   Prepaid Expenses                                                   1,385,398
   Other Assets                                                         108,693
-------------------------------------------------------------------------------


                                                                $     6,039,808
-------------------------------------------------------------------------------

                                                        ECKLER INDUSTRIES, INC.
                                                       CONDENSED BALANCE SHEET
                                                                   (UNAUDITED)

-------------------------------------------------------------------------------
                                                        As of December 31, 1996
-------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                          $        545,765
     Accrued Expenses                                                   309,613
     Notes Payable                                                    2,706,206
     Deferred Income Taxes                                              402,814
-------------------------------------------------------------------------------
   Total Liabilities                                                  3,964,398
-------------------------------------------------------------------------------

   Stockholders' Equity:
     Class A Common Stock:  $.01 Par Value; 10,000,000                   17,367
        shares authorized; 1,736,750 issued and outstanding
     Class B Common Stock:  $.01 Par Value; 5,000,000                     5,104
        shares authorized; 510,375 issued and outstanding
     Additional Paid In Capital                                       3,419,251
     Note Receivable Class A Common Stock                              (326,700)
     Deficit                                                         (1,039,612)
-------------------------------------------------------------------------------
   Total Stockholders' Equity                                         2,075,410
-------------------------------------------------------------------------------

                                                               $      6,039,808
-------------------------------------------------------------------------------

                                                        ECKLER INDUSTRIES, INC.
                                              CONDENSED STATEMENT OF OPERATIONS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                            to January 28, 1997
-------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Income from Parts & Accessories                              $     853,881
------------------------------------------------------------------------------
                                                                       853,881
------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Parts & Accessories Sold                                   582,117
------------------------------------------------------------------------------
                                                                       582,117
------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                 271,764
------------------------------------------------------------------------------

 OPERATING EXPENSES                                                    432,006
------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                 (160,242)
------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
    Interest Expense                                                   23,728
    Other Income                                                       (6,412)
-----------------------------------------------------------------------------
                                                                       17,316
-----------------------------------------------------------------------------

 NET LOSS                                                        $   (177,558)
-----------------------------------------------------------------------------

                                                         ECKLER INDUSTRIES, INC.
                                              CONDENSED STATEMENT OF CASH FLOWS
                                                                    (UNAUDITED)

-------------------------------------------------------------------------------
                                                         Period January 1, 1997
                                                            to January 28, 1997
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $      (177,558)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                    37,332
       Cash provided by (used for):
          Accounts receivable                                           (9,325)
          Inventory                                                   (113,614)
          Prepaid expenses                                              56,229
          Accounts payable                                             125,680
          Accrued expenses                                                 637
-------------------------------------------------------------------------------
 Net cash used in operating activities                                 (80,619)
-------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (21,911)
    Increase in other assets                                           (24,687)
-------------------------------------------------------------------------------
 Net cash used in investing activities                                 (46,598)
-------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                 (14,136)
   Proceeds from issuance of notes payable                              10,750
-------------------------------------------------------------------------------
 Net cash used in financing activities                                  (3,386)
-------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                            (130,603)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      241,652
------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        111,049
------------------------------------------------------------------------------

                                                        ECKLER INDUSTRIES, INC.
                                              CONDENSED STATEMENT OF OPERATIONS
                                                                    (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                              March 31, 1996
--------------------------------------------------------------------------------------------------------------

VEHICLE AND RELATED REVENUES:
    Income from Parts & Accessories                                                            $    3,273,125
--------------------------------------------------------------------------------------------------------------
                                                                                                    3,273,125
--------------------------------------------------------------------------------------------------------------

COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Parts & Accessories Sold                                                                2,142,041
--------------------------------------------------------------------------------------------------------------
                                                                                                    2,142,041
--------------------------------------------------------------------------------------------------------------

NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED ACTIVITIES                                      1,131,084
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES                                                                                  1,301,222
--------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                                 (170,138)
---------------------------------------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
    Interest Expense                                                                                   81,215
    Other Income                                                                                      (33,237)
--------------------------------------------------------------------------------------------------------------
                                                                                                       47,978
--------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX BENEFIT                                                                       (218,116)

BENEFIT FROM  INCOME TAXES                                                                             77,500
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                        $    (140,616)
---------------------------------------------------------------------------------------------------------------

                                                         ECKLER INDUSTRIES, INC.
                                              CONDENSED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31, 1996
-------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $       (140,616)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Deferred income taxes                                           (62,400)
       Issuance of common stock for consulting fees                     27,125
       Loss on disposal of fixed assets                                    517
       Depreciation and amortization                                    59,207
       Cash provided by (used for):
          Accounts receivable                                          (37,993)
          Inventory                                                   (558,064)
          Prepaid expenses                                            (838,774)
          Accounts payable                                           1,225,607
          Accrued expenses                                              49,535
------------------------------------------------------------------------------
 Net cash used in operating activities                                (275,856)
------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (17,107)
    Proceeds of sale of property and equipment                           4,350
    Decrease in other assets                                            24,800
-----------------------------------------------------------------------------
 Net cash provided by investing activities                              12,043
-----------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                (131,910)
   Payments on capital leases                                          (11,869)
------------------------------------------------------------------------------
 Net cash used in financing activities                                (143,779)
------------------------------------------------------------------------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                            (407,592)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      541,991
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $          134,399
-----------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF MARCH 31, 1997 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

BACKGROUND

Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.", operates a network of self-financed used vehicle dealerships in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates automobile dealers training and insurance divisions as well as Eckler's, one of the largest suppliers of Corvette parts and accessories in the world. On January 28, 1997, pursuant to an Agreement and Plan of Merger by and among Eckler Industries, Inc. ("EII"), Eckler Acquisition Corporation, Ralph H. Eckler, Smart Choice Holdings, Inc. ("SCHI"), Thomas E. Conlan and Gerald C. Parker, dated December 30, 1996 (the "Agreement"), EII acquired all of the issued and outstanding shares of common stock of SCHI in exchange for 2,927,939 shares of EII Class A and 1,576,324.5 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII is the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, the assets and liabilities of EII are recorded at their estimated fair values and the accounts of EII are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

SCHI was incorporated on June 21, 1996 and was a development stage corporation prior to January 28, 1997. On August 16, 1996, SCHI acquired the stock of First Choice Auto Finance, Inc. ("FCAF"). On January 28, 1997, in addition to the acquisition of EII, SCHI acquired the stock of Florida Finance Group, Inc. ("FFG"), Dealer Insurance Services, Inc. ("DIS"), and Dealer Development Services, Inc. ("DDS"). FFG underwrites, finances and services automobile retail installment contracts and was based in St. Petersburg, Florida prior to moving to the Company headquarters in Titusville, Florida. FCAF was incorporated on March 22, 1994 and had no significant operations or assets until it acquired the assets of Suncoast Auto Brokers, Inc. ("SAB"), and Suncoast Auto Brokers Enterprises, Inc. ("SABE") on January 28, 1997. FCAF, based at the Company headquarters in Titusville, Florida, now operates the three used vehicle lots in St. Petersburg and Tampa, previously operated by SAB and SABE. DIS is based in Tampa, Florida and provides insurance services for automobile dealers. DDS is based in Tampa and provides consulting services and training programs to automobile dealers. The assets and liabilities of FFG, FCAF, DIS and DDS are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

On February 12, 1997, the Company acquired the stock of Liberty Finance Company ("Liberty"). On the same date, FCAF acquired the stock of Wholesale Acquisitions, Inc. ("WA"), and Team Automobile Sales and Finance, Inc. ("Team"). Liberty underwrites, finances and services automobile retail service contracts and was based in Orlando, Florida prior to moving to the Company headquarters in Titusville, Florida. WA and Team operate five self-financed used vehicle lots in Orlando, Florida. The assets of Liberty, WA, and Team are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (February 12, 1997).

On February 14, 1997, FCAF acquired the assets of Palm Beach Finance and Mortgage Company ("PBF") and Two Two Five North Military Corp. d/b/a Miracle Mile Motors ("MMM"). FFG services the receivables purchased from PBF, and FCAF operates the used vehicle lot previously operated by MMM located in West Palm Beach, Florida. The assets of PBF and MMM are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (February 14, 1997).

RESULTS OF OPERATIONS

         The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, EII, FFG and affiliates, Liberty and affiliates, and PBF and affiliate, for the three months ended March 31, 1997 and 1996. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the past two years are not comparable. Such lack of comparability is explained in the discussion below.

                                                                    1997                                  1996
                                            ----------------------------------------------         -----------------
                                                                      (Dollars in Thousands)
                                            Company(1)  Predecessors(2)     Combined(3)     Combined(3)       Combined(4)

Vehicle and Related Revenues                   $  8,428        $  4,569     $ 12,997     100.00%   $ 14,452    100.00%
Cost of Vehicle and Related  Revenues             6,240           3,444        9,684      74.51%     10,079     69.74%
                                                  -----           -----        -----      ------     ------     ------
Net Revenues from Vehicles Sales and

   Vehicle Related Revenues                       2,188           1,125        3,313      25.49%      4,373     30.26%
Operating Expenses                                7,133           1,226        8,359      64.31%      3,277     22.68%
                                                  -----           -----      -------      ------      -----     ------
                                                 (4,945)           (101)      (5,046)    -38.82%      1,096      7.58%
Interest Expense                                    470             268          738       5.68%        503      3.48%
Other Expense (Income)                               41              (6)          35       0.27%        (42)    -0.29%
                                                  -----           -----        -----      ------     ------     ------
Net Income (Loss)                              $ (5,456)     $     (363)    $ (5,819)    -44.77%   $    635      4.39%
                                                  =====           =====        =====      ======     ======     ======

(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company which includes the unaudited combined financial statements of the four predecessors from the date of acquisition to March 31, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

(2) The financial data for 1997 was derived from the unaudited combined financial statements included herein of the four predecessors from January 1, 1997 to the date of acquisition.

(3) The combined financial data is the sum of the actual results for the Company and its predecessors.

(4) The financial data for 1996 is the sum of the actual results of the four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

COMPARISON OF COMBINED THREE MONTHS ENDED MARCH 31, 1997 TO COMBINED THREE MONTHS ENDED MARCH 31, 1996.

         VEHICLE AND RELATED REVENUES. The Company (combined with its predecessors) experienced a 10% decrease in revenues for the three months ended March 31, 1997 compared to the combined results of its predecessors for the same period in 1996. The decrease resulted primarily from lower used vehicle sales. Due to the merger, the floorplan financing arrangements for the predecessors had to be restructured, and the Company's access to floorplan financing was curtailed for approximately forty-five days, resulting in reduced levels of inventory available for sale, which resulted in decreased sales. The Company was unable to replenish inventory and therefore sales decreased accordingly.

         COST OF VEHICLE AND RELATED REVENUES. Cost of vehicle and related revenues was $9,684,654 for the three months ended March 31, 1997 compared to $10,078,761 for the predecessors during the same period in 1996, a decrease of $394,107. The decrease was primarily the result of two major elements. Cost of used vehicles sold decreased by $1,055,461 due to the decrease in sales discussed above. Provision for credit losses increased $707,175 due to management's assessment of the risk associated with the increase in finance receivables.

         OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $8,358,347 for the three months ended March 31, 1997 compared to $3,276,646 for the predecessors for the same period in 1996 an increase of 155%. This increase was primarily due to recognition of compensation expense of $2,236,875 from the issuance of stock options in the first quarter to attract key management personnel. In addition, the Company recognized expense of approximately $1,668,000 to settle various consulting agreements and employment contracts of the predecessors. The increase also reflects increased corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

         INTEREST EXPENSE. Interest expense totaled $737,553 for the three months ended March 31, 1997 compared to $503,487 for the predecessors during the same period in 1996, an increase of 46%. This resulted primarily from interest on subordinated debt attributable to the merger and related acquisitions. In addition, the Company accrued interest on a $3,500,000 note more fully discussed in "Liquidity and Capital Resources".

         ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 15.1% of the outstanding principal balance as of March 31, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for the three months ended March 31, 1997.

                                                         Three Months Ended
                                                           March 31, 1997
                                                         ------------------

ALLOWANCE ACTIVITY:
Balance, beginning of period                            $       2,979,645
Provision for credit losses                                       903,531
Net charge offs                                                  (292,813)
                                                        -----------------
Balance, end of period                                  $       3,590,363
                                                        =================

CHARGE OFF ACTIVITY:
Principal Balances:
   Collateral Repossessed                               $        (258,432)
    Other                                                         (36,637)
                                                        -----------------

Total Principal Balances                                         (295,069)
   Recoveries, net                                                  2,256
                                                        -----------------
Net Charge Offs                                         $        (292,813)
                                                        =================

Analysis of the portfolio delinquencies is considered in evaluating the adequacy of the Allowance. The following table reflects the principal balances of current and delinquent finance receivables as a percentage of total outstanding finance receivable principal balances as of March 31, 1997.

                                                                March 31, 1997
                                                                --------------

AGING PERCENTAGES:
Principal balances current                                            88.7%
Principal balances 31 to 60 days                                       6.3%
Principal balances over 60 days                                        5.0%

         LIQUIDITY AND CAPITAL RESOURCES.

         The following table sets forth the major components of the increase (decrease) in the Company's cash and cash equivalents:

                                                               1997                            1996
                                              -------------------------------------       -------------
                                            COMPANY (1)   PREDECESSORS (2)  COMBINED (3)   COMBINED (4)
                                            -------       ------------      --------       --------

Net cash provided by operating activities    $    471      $     453        $    924       $   506
Net cash used in investing activities          (5,026)          (250)         (5,276)       (2,064)
Net cash provided by (used in)
financing activities                            6,212           (502)          5,710         1,356
                                             --------            ----        ------          -----
Net increase (decrease) in cash and
cash equivalents                              $ 1,657      $    (299)       $  1,358       $  (202)
                                             ========            ====         ======         =====


(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company which includes the unaudited combined financial statement of the four predecessors from the date of acquisition to March 31, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

(2) The financial data for 1997 was derived from the unaudited combined financial statements included herein of the four predecessors from January 1, 1997 to the date of acquisition.

(3) The combined financial data is the sum of the actual results for the Company and its predecessors.

(4) The financial data for 1996 is the sum of the actual results of the four predecessors included herein. Because the financial data of the predecessors are presented on costs bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

The Company requires capital to support increases in its finance receivables, and vehicle inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources available to the Company include operating cash flow, third party investors, financial institution borrowings and borrowings against finance receivables.

Net cash provided by operating activities of $924,562 in 1997 is primarily due to increases in stock option compensation, accounts payable, accrued expenses, other liabilities and provision for credit losses. The cash provided by operating activities of the predecessor companies of $506,879 in 1996 can be attributed to increases in net earnings, inventory, provision for credit losses and accounts payable.

Net cash used in investing activities of $5,275,679 in 1997 is the result of the increase in finance receivables, use of cash in the acquisition of the predecessors, issuance of notes receivable and deposits paid. The cash used in investing activities of the predecessor companies of $2,064,139 in 1996 is primarily due to increases in the finance receivables.

Net cash provided by financing activities of $5,710,009 in 1997 is the result of borrowings from Sirrom Capital Corporation ("Sirrom"), notes payable on finance receivables, preferred stock and convertible debentures. Net cash provided by financing activities of the predecessor companies of

$1,355,879 in 1996 is primarily due to the issuance of notes payable and notes payable on finance receivables.

Management of the Company has developed strategies to meet future liquidity needs. These strategies include: (1) increasing the Company's revolving facility with Finova Capital Corporation ("Finova") from $20 million to $35 million (2) obtaining additional funding on May 13, 1997, from Sirrom in the amount of $4,000,000, and (3) tighter control on overall costs. The Company's management believes that these actions, in addition to the working capital position at March 31, 1997, will allow the Company to meet its future liquidity needs.

         REVOLVING CREDIT FACILITY. The revolving credit facility (the "Revolving Facility") with Finova has a maximum commitment of up to $35.0 million. Under the Revolving Facility, the Company may borrow up to 70.0% of the principal balance of eligible finance contracts. The Revolving Facility expires on December 31, 1999, at which time the Company has the option to renew the Revolving Facility. The Revolving Facility is secured by substantially all of the Company's assets. As of March 31, 1997, the Company's borrowing capacity under the Revolving Facility was approximately $8.7 million and the aggregate principal amount outstanding under the Revolving Facility was $8.7 million. The Revolving Facility bears interest at the governing rate (currently the prime rate) plus 3%.

         CONVERTIBLE NOTE. The Company has outstanding $7.5 million in convertible notes from Sirrom. These notes are convertible into common stock at varying amounts per share.

         NOTES PAYABLE. EII has a $1.0 million line of credit with a bank that had an outstanding balance of approximately $344,000 at March 31,1997. Advances on the credit line carry an interest rate of prime plus 1.5% and are collateralized by accounts receivable and inventory. Effective April 16, 1997, modifications to the terms of the line of credit agreement with the lender were effected whereby no further advances under the line of credit were to be made and EII would begin making principal reductions according to a schedule provided by the bank. This schedule calls for a principal reduction of $50,000 on or before May 30, 1997, with a second principal reduction of $100,000 on or before June 30, 1997, and a third principal reduction of $100,000 on or before July 30, 1997 and payment of all remaining amounts due under the line of credit on or before August 30, 1997.

         MORTGAGE LOAN. EII also has a long term mortgage payable to a bank with a current principal balance of approximately $2.3 million. The mortgage loan is collateralized by substantially all property and equipment of EII and guaranteed by a stockholder of the Company. Effective April 16, 1997, modifications to the terms of the original mortgage loan agreement with the lender were completed. Under the modified mortgage loan agreement, the original payment schedule remains but the maturity date is modified to provide for a maturity date of July 1, 1998 rather than September 30, 1999.

         ACQUISITION DEBT. On the closing of the acquisitions during the three months ended March 31, 1997, the Company incurred debt to certain stockholders of the acquired companies. The payable balance as of March 31, 1997 for the acquisition debt totaled $4.4 million. The notes mature at the earlier of December 31, 1997 or when the Company successfully completes a secondary offering of its common stock to the public.

         SEASONALITY. Historically, the Company's predecessors, except for EII, have experienced higher revenues in the first two quarters of the calendar year than in the latter half of the year. Management believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

         EII's business is also subject to seasonal fluctuations. Historically, EII's business has realized a higher portion of its revenues in the second and third quarters of the calendar year and the lowest portion of its revenues in the fourth quarter. The business of EII is particularly dependent on sales to Corvette enthusiasts during the spring and summer months. This is the time of year that Corvette enthusiasts are preparing for upcoming car shows that are held in the late summer and early fall.

         INFLATION. Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company will seek to limit this risk, to the extent market conditions permit, for the Company's finance receivables, either by increasing the interest rate charged, or the profit margin on the cars sold. To date, inflation has not had a significant impact on the Company's operations.

                                     PART II
                       SMART CHOICE AUTOMTOVE GROUP, INC.

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On March 21, 1997, the Company held its 1997 annual meeting of shareholders (the "Annual Meeting"). At the Annual Meeting directors were elected as set forth below and the shareholders of the Company approved the following matters by the votes indicated:

         1. Approval of changing the Company's name to "Smart Choice Automotive Group, Inc." For - 6,679,245; against - 16,675; abstain - 6,910.

         2. Approval of an amendment to the Company's Articles of Incorporation to effect a recapitalization. For - 6,627,076; against - 46,930; abstain - 28,824; Class Votes: Class A Common Stock, For - 3,091,547; against 46,930; abstain - 7,557; Class B Common Stock, For - 1,767,764.5; against - none; abstain - none.

         3. Appointment of BDO Seidman, LLP as independent certified public accountants for the Company. For - 6,678,253; against - 10,500; abstain - 14,077.

         4. The following persons were elected to serve as directors of the Company:

                                                                WITHHOLD
                                           FOR                 AUTHORITY
                                           ---                 ---------

            Robert J. Abrahams           6,692,640                10,190
            David E. Bumgardner          6,696,140                 6,690
            Ralph H. Eckler              6,695,140                 7,690
            Gary R. Smith                6,696,130                 6,700
            Donald A. Wojnowski, Jr.     6,696,140                 6,690
            Joseph Yossifon              6,692,630                10,200


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A)  EXHIBITS

   EXHIBIT                        EXHIBIT DESCRIPTION                      FILING STATUS-INCORPORATED BY
     NO.                                                                            REFERENCE TO
     --                                                                             ------------

3.1            Amended and Restated Articles of Incorporation of the       Exhibit 3.1 to Form SB-2 Registration
               Company.                                                    Statement, filed on September 1, 1995,
                                                                           File No. 33-96520-A

3.2            Articles of Amendment to Articles of Incorporation of the   Filed herewith
               Company.

4.1            First Amended and Restated Loan and Security Agreement      Filed herewith
               between Florida Finance Group, Inc. ("FFG") and Finova
               Capital Corporation ("Finova"), dated February 4, 1997.

4.2            Warrant to Purchase Common Stock of the Company between     Filed herewith
               the Company and Finova, dated January 13, 1997.

4.3            Sixth Amended and Restated Promissory Note dated May 7,     Filed herewith
               1997, $35,000,000 principal amount, FFG and Liberty
               Finance Company, makers, Finova, payee.

4.4            First Amended and Restated Schedule to Amended and          Filed herewith
               Restated Loan and Security Agreement, FFG, borrower,
               Finova, lender, dated April 22, 1997.

4.5            Guaranty to Finova from the Company dated January 13,       Filed herewith
               1997.


4.6            Security Agreement between Manheim Automotive Financial     Not filed pursuant to Item
               Services, Inc. and First Choice Auto Finance, Inc., dated   601(b)(4)(iii) of Regulation S-K. The
               March 21, 1997, and related documents.                      Company agrees to furnish a copy to the
                                                                           commission on request.

4.7            Loan Agreement dated March 13, 1997 between the Company     Not filed pursuant to Item
               and Sirrom Capital Corporation ("Sirrom") and related       601(b)(4)(iii) of Regulation S-K. The
               documents.                                                  Company agrees to furnish a copy to the
                                                                           commission on request.

4.8            Loan Agreement dated May 13, 1997 between the Company and   Not filed pursuant to Item
               Sirrom and related documents.                               601(b)(4)(iii) of Regulation S-K. The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

4.9            Loan Agreement dated May 13, 1997 between the Company and   Not filed pursuant to Item
               Bankers Credit Insurance Services, Inc., and related        601(b)(4)(iii) of Regulation S-K. The
               documents.                                                  Company agrees to furnish a copy to the
                                                                           commission on request.

4.10           12% Convertible Debentures of Smart Choice Holdings, Inc.   Not filed pursuant to Item
               ("SCHI") and related documents.                             601(b)(4)(iii) of Regulation S-K. The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

4.11           Promissory Note dated February 12, 1997 by the Company in   Not filed pursuant to Item
               favor of R.C. Hill, II.                                     601(b)(4)(iii) of Regulation S-K.  The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

10.1           Stock Purchase Agreement dated January 28, 1997 between     Filed herewith
               SCHI and Gary Smith.

10.2           Promissory Note dated January 28, 1997, First Choice Auto   Filed herewith
               Finance, Inc. ("FCAF"), maker, Gary Smith, payee, in the
               principal amount of $1,031,008.

10.3           Asset Purchase Agreement dated January 28, 1997 between     Filed herewith
               FCAF and Gary Smith.

10.4           Asset Purchase Agreement dated December 19, 1996 among      Filed herewith
               FCAF, Jack Winters Enterprises, Inc., Jack Winters, and
               F. Craig Clemens.

10.5           Addendum to Asset Purchase Agreement dated March 24, 1997   Filed herewith
               among FCAF, Jack Winters Enterprises, Inc., Jack Winters,
               and F. Craig Clemens.

10.6           Merger Agreement dated February 12, 1997 among the          Exhibit 10.1 to Form 8-K of the Company
               Company, R.C. Hill Acquisition, Inc., and R.C. Hill, II.    dated February 12, 1997 filed with the
                                                                           Commission on February 26, 1997 (the
                                                                           "2/12/97 8-K").

10.7           Stock Purchase Agreement dated February 12, 1997 among      Exhibit 10.10 to the 2/12/97 8-K
               the Company, FCAF, and R.C. Hill, II.

10.8           Corporate Guaranty of the Company in favor of R.C. Hill,    Exhibit 10.12 to the 2/12/97 8-K
               II, dated February 12, 1997.

10.9           Registration Rights Agreement between the Company and       Exhibit 4.1 to the 2/12/97 8-K
               R.C. Hill, II, dated February 12, 1997.

10.10          Asset Purchase Agreement among FCAF, Palm Beach Finance     Exhibit 10.17 to the 2/12/97 8-K
               and Mortgage Company ("PBF"), Two Two Five North Military
               Corp. ("225"), and David Bumgardner, and Amendment
               thereto.

10.11          Loan and Security Agreement between 225 and FCAF dated      Exhibit 10.18 to the 2/12/97 8-K
               February 14, 1997.

10.12          9% Secured Convertible Note of FCAF to 225 and PBF.         Exhibit 10.20 to the 2/12/97 8-K

10.13          9% Convertible Debenture of SCHI to PBF.                    Exhibit 10.21 to the 2/12/97 8-K

10.14          Executive Employment Agreement between the Company and      Filed herewith
               Fred E. Whaley.

10.15          Executive Employment Agreement between the Company and      Filed herewith
               Gary Smith.


10.16          Executive Employment Agreement between the Company and      Filed herewith
               Robert Abrahams.

10.17          Merger Agreement dated December 30, 1996 between the        Exhibit 10.1 to the Form 8-K of the Company
               Company, SCHI, et al.                                       dated January 28, 1997, filed with the
                                                                           Commission on February 12, 1997.

10.18          Convertible Senior Promissory Note dated March 31, 1997,    Filed herewith
               the Company, maker, Sirrom, payee.

10.19          Convertible Senior Promissory Note dated May 13, 1997,      Filed herewith
               the Company, maker, Sirrom, payee.

10.20          Amended and restated Registration Rights Agreement          Filed herewith
               between the Company and Sirrom, dated May 13, 1997.

27             Financial Data Schedules

                  (B)      REPORTS ON FORM 8-K

                           A CURRENT REPORT ON FORM 8-K ITEM 5 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON FEBRUARY 12, 1997.

                           A CURRENT REPORT ON FORM 8-K ITEM 5 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON FEBRUARY 26, 1997.

                           A CURRENT REPORT ON FORM 8-K/A ITEM 7 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON APRIL 14, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 1997.

                             SMART CHOICE AUTOMOTIVE GROUP, INC.

                             By:  /S/ GARY R. SMITH
                                  -----------------
                                  Gary R. Smith
                                  President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                       Date
         ----------                     -----                       -----

/S/ GARY R. SMITH             President, Chief Executive         May 20, 1997
------------------------      Officer and Director
Gary R. Smith

/S/ FRED E. WHALEY            Executive Vice President,          May 20 , 1997
-----------------------       and Director
Fred E. Whaley                (chief financial officer)

/S/ JOSEPH M. BARNES          Vice President of Finance          May 20, 1997
-----------------------
Joseph M. Barnes

/S/ ERNEST RESTINA            Controller                         May 20, 1997
-----------------------
Ernest Restina

                                  EXHIBIT INDEX

EXH
---
3.1            Amended and Restated Articles of Incorporation of the       Exhibit 3.1 to Form SB-2 Registration
               Company.                                                    Statement, filed on September 1, 1995,
                                                                           File No. 33-96520-A

3.2            Articles of Amendment to Articles of Incorporation of the   Filed herewith
               Company.

4.1            First Amended and Restated Loan and Security Agreement      Filed herewith
               between Florida Finance Group, Inc. ("FFG") and Finova
               Capital Corporation ("Finova"), dated February 4, 1997.

4.2            Warrant to Purchase Common Stock of the Company between     Filed herewith
               the Company and Finova, dated January 13, 1997.

4.3            Sixth Amended and Restated Promissory Note dated May 7,     Filed herewith
               1997, $35,000,000 principal amount, FFG and Liberty
               Finance Company, makers, Finova, payee.

4.4            First Amended and Restated Schedule to Amended and          Filed herewith
               Restated Loan and Security Agreement, FFG, borrower,
               Finova, lender, dated April 22, 1997.

4.5            Guaranty to Finova from the Company dated January 13,       Filed herewith
               1997.


4.6            Security Agreement between Manheim Automotive Financial     Not filed pursuant to Item
               Services, Inc. and First Choice Auto Finance, Inc., dated   601(b)(4)(iii) of Regulation S-K. The
               March 21, 1997, and related documents.                      Company agrees to furnish a copy to the
                                                                           commission on request.

4.7            Loan Agreement dated March 13, 1997 between the Company     Not filed pursuant to Item
               and Sirrom Capital Corporation ("Sirrom") and related       601(b)(4)(iii) of Regulation S-K. The
               documents.                                                  Company agrees to furnish a copy to the
                                                                           commission on request.

4.8            Loan Agreement dated May 13, 1997 between the Company and   Not filed pursuant to Item
               Sirrom and related documents.                               601(b)(4)(iii) of Regulation S-K. The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

4.9            Loan Agreement dated May 13, 1997 between the Company and   Not filed pursuant to Item
               Bankers Credit Insurance Services, Inc., and related        601(b)(4)(iii) of Regulation S-K. The
               documents.                                                  Company agrees to furnish a copy to the
                                                                           commission on request.

4.10           12% Convertible Debentures of Smart Choice Holdings, Inc.   Not filed pursuant to Item
               ("SCHI") and related documents.                             601(b)(4)(iii) of Regulation S-K. The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

4.11           Promissory Note dated February 12, 1997 by the Company in   Not filed pursuant to Item
               favor of R.C. Hill, II.                                     601(b)(4)(iii) of Regulation S-K.  The
                                                                           Company agrees to furnish a copy to the
                                                                           commission on request.

10.1           Stock Purchase Agreement dated January 28, 1997 between     Filed herewith
               SCHI and Gary Smith.

10.2           Promissory Note dated January 28, 1997, First Choice Auto   Filed herewith
               Finance, Inc. ("FCAF"), maker, Gary Smith, payee, in the

               principal amount of $1,031,008.

10.3           Asset Purchase Agreement dated January 28, 1997 between     Filed herewith
               FCAF and Gary Smith.

10.4           Asset Purchase Agreement dated December 19, 1996 among      Filed herewith
               FCAF, Jack Winters Enterprises, Inc., Jack Winters, and
               F. Craig Clemens.

10.5           Addendum to Asset Purchase Agreement dated March 24, 1997   Filed herewith
               among FCAF, Jack Winters Enterprises, Inc., Jack Winters,
               and F. Craig Clemens.

10.6           Merger Agreement dated February 12, 1997 among the          Exhibit 10.1 to Form 8-K of the Company
               Company, R.C. Hill Acquisition, Inc., and R.C. Hill, II.    dated February 12, 1997 filed with the
                                                                           Commission on February 26, 1997 (the
                                                                           "2/12/97 8-K").

10.7           Stock Purchase Agreement dated February 12, 1997 among      Exhibit 10.10 to the 2/12/97 8-K
               the Company, FCAF, and R.C. Hill, II.

10.8           Corporate Guaranty of the Company in favor of R.C. Hill,    Exhibit 10.12 to the 2/12/97 8-K
               II, dated February 12, 1997.

10.9           Registration Rights Agreement between the Company and       Exhibit 4.1 to the 2/12/97 8-K
               R.C. Hill, II, dated February 12, 1997.

10.10          Asset Purchase Agreement among FCAF, Palm Beach Finance     Exhibit 10.17 to the 2/12/97 8-K
               and Mortgage Company ("PBF"), Two Two Five North Military
               Corp. ("225"), and David Bumgardner, and Amendment
               thereto.

10.11          Loan and Security Agreement between 225 and FCAF dated      Exhibit 10.18 to the 2/12/97 8-K
               February 14, 1997.

10.12          9% Secured Convertible Note of FCAF to 225 and PBF.         Exhibit 10.20 to the 2/12/97 8-K

10.13          9% Convertible Debenture of SCHI to PBF.                    Exhibit 10.21 to the 2/12/97 8-K

10.14          Executive Employment Agreement between the Company and      Filed herewith
               Fred E. Whaley.

10.15          Executive Employment Agreement between the Company and      Filed herewith
               Gary Smith.


10.16          Executive Employment Agreement between the Company and      Filed herewith
               Robert Abrahams.

10.17          Merger Agreement dated December 30, 1996 between the        Exhibit 10.1 to the Form 8-K of the Company
               Company, SCHI, et al.                                       dated January 28, 1997, filed with the
                                                                           Commission on February 12, 1997.

10.18          Convertible Senior Promissory Note dated March 31, 1997,    Filed herewith
               the Company, maker, Sirrom, payee.

10.19          Convertible Senior Promissory Note dated May 13, 1997,      Filed herewith
               the Company, maker, Sirrom, payee.

10.20          Amended and restated Registration Rights Agreement          Filed herewith
               between the Company and Sirrom, dated May 13, 1997.

27             Financial Data Schedules