Form 10-Q
period 1997-06-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1997-08-19
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________________ TO _______________________

                         COMMISSION FILE NUMBER 1-14082

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ---------------------

            FLORIDA                                      59-1469577
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

              5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA 32780
              ----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (407) 269-9680
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

YES [X]  NO [ ]

      INDICATE NUMBER OR SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

      AS OF AUGUST 14, 1997, 9,172,517 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
================================================================================
PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         SMART CHOICE AUTOMOTIVE GROUP, INC.

              Condensed Consolidated Balance Sheet as of June 30, 1997
                   (unaudited) and December 31, 1996                          5
              Condensed Consolidated Statement of Operations for the Three
                   Months and Six Months Ended June 30, 1997 (unaudited)      7
              Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 1997 (unaudited)                 8
              Notes to Condensed Consolidated Financial Statements           10

         LIBERTY FINANCE COMPANY, INC. AND AFFILIATES

              Condensed Combined Balance Sheet as of December 31, 1996       14
              Condensed Combined Statement of Operations for the Period
                   January 1, 1997 to February 12, 1997 (unaudited)          16
              Condensed Combined Statement of Cash Flows for the Period
                   January 1, 1997 to February 12, 1997 (unaudited)          17
              Condensed Combined Statement of Income for the Three Months
                   and Six Months Ended June 30, 1996 (unaudited)            18
              Condensed Combined Statement of Cash Flows for the Six
                   Months Ended June 30, 1996 (unaudited)                    19

                                                                     -Continued-

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
                                                                     (CONTINUED)
================================================================================

         FLORIDA FINANCE GROUP, INC., SUNCOAST AUTO BROKERS, INC.
         AND SUNCOAST AUTO BROKERS ENTERPRISES, INC.

              Condensed Combined Balance Sheet as of December 31, 1996       20
              Condensed Combined Statement of Operations for the Period
                   January 1, 1997 to January 28, 1997 (unaudited)           22
              Condensed Combined Statement of Cash Flows for the Period
                   January 1, 1997 to January 28, 1997 (unaudited)           23
              Condensed Combined Statement of Income for the Three Months
                   and Six Months Ended June 30, 1996 (unaudited)            24
              Condensed Combined Statement of Cash Flows for the Six
                   Months Ended June 30, 1996 (unaudited)                    25


         TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION D/B/A MIRACLE MILE MOTORS AND PALM BEACH FINANCE COMPANY, INC.

              Condensed Combined Balance Sheet as of December 31, 1996       26
              Condensed Combined Statement of Income for the Period
                   January 1, 1997 to February 14, 1997 (unaudited)          28
              Condensed Combined Statement of Cash Flows for the Period
                   January 1, 1997 to February 14, 1997 (unaudited)          29
              Condensed Combined Statement of Income for the Three Months
                   and Six Months Ended June 30, 1996 (unaudited)            30
              Condensed Combined Statement of Cash Flows for the Six
                    Months Ended June 30, 1996 (unaudited)                   31

         ECKLER INDUSTRIES, INC.

              Condensed Balance Sheet as of December 31, 1996 (unaudited)    32

              Condensed Statement of Operations for the Period January 1,
                  1997 to January 28, 1997 (unaudited)                       34

              Condensed Statement of Cash Flows for the Period January 1,
                  1997 to January 28, 1997 (unaudited)                       35

              Condensed Statement of Income for the Three Months and Six
                  Months Ended June 30, 1996 (unaudited)                     36

              Condensed Statement of Cash Flows for the Six Months Ended
                  June 30, 1996 (unaudited)                                  37

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
                                                                     (CONTINUED)
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           38

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   45

                                     PART I

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                   (UNAUDITED)               AS OF
                                              AS OF  JUNE 30, 1997     DECEMBER 31, 1996
                                              --------------------     -----------------
ASSETS
  Cash and Cash Equivalents                       $    991,194             $   --
  Accounts Receivable                                  987,029               25,000

  Finance Receivables:
    Principal Balances, Net                         33,285,920                 --
     Less: Allowance for Credit Losses              (6,165,385)                --
                                                  ------------             --------
  Finance Receivables, Net                          27,120,535                 --

  Inventories, at Cost                               7,290,642                 --
  Land Held for Resale                               1,050,000                 --
  Property and Equipment, Net                        3,037,714               22,454
  Notes Receivable                                   3,320,373              400,000
  Deferred Tax Asset                                   330,610                 --
  Deferred Acquisition Costs                            90,828              194,101
  Deferred Debt Costs                                  489,699               24,735
  Goodwill                                          20,828,896                 --
  Prepaid Expenses                                   1,128,812                 --
  Deposits                                             886,432               50,000
  Other Assets                                         111,419                 --
                                                  ------------             --------

                                                  $ 67,664,183             $716,290
                                                  ============             ========

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                (UNAUDITED)
                                            AS OF JUNE 30, 1997    AS OF  DECEMBER 31, 1996
                                            -------------------    ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Bank Overdraft                              $       --               $    82,884
    Accounts Payable                               2,088,388                 438,890
    Accrued Expenses                               2,042,331                 183,314
    Deferred Income                                  143,263                    --
    Floorplan Payable                              2,966,324                    --
    Customer Deposits                                174,148                    --
    Notes Payable                                 38,691,684                  60,000
    Deferred Income Taxes                            402,814                    --
    Convertible Debt                                 562,000                 262,000
    Acquisition Debt                               9,208,698                    --
    Other Liabilities                                890,754                    --
                                                ------------             -----------
  Total Liabilities                               57,170,404               1,027,088
                                                ------------             -----------
  Stockholders' Equity:
    Preferred Stock                                    3,950                   1,983
    Common Stock                                       9,161                   5,488
    Additional Paid In Capital                    18,216,325                 385,519
    Deficit                                       (6,757,859)               (703,788)
    Unearned Compensation                           (977,798)                   --
                                                ------------             -----------
  Total Stockholders' Equity                      10,493,779                (310,798)
                                                ------------             -----------
                                                $ 67,664,183             $   716,290
                                                ============             ===========

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30, 1997              JUNE 30, 1997
                                                      ------------------           ----------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                  $  7,003,702              $  11,443,778
    Income on Finance Receivables                              1,927,736                  2,492,356
    Income from Insurance & Training                             388,976                    692,795
    Income from Parts & Accessories                            5,473,447                  8,275,662
                                                            ------------              -------------
                                                              14,793,861                 22,904,591
                                                            ------------              -------------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                 5,304,253                  8,552,851
    Cost of Insurance & Training                                  23,149                     39,190
    Cost of Parts & Accessories Sold                           3,347,344                  5,065,589
    Provision for Credit Losses                                  499,131                  1,548,811
                                                            ------------              -------------
                                                               9,173,877                 15,206,441
                                                            ------------              -------------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                         5,619,984                  7,698,150
                                                            ------------              -------------
 EXPENSES:
   Operating Expenses                                          4,938,188                  9,846,487
   Compensation Expense Related to
      Employee Stock Options                                      88,890                  2,325,765
                                                            ------------              -------------
                                                               5,027,078                 12,172,252
                                                            ------------              -------------

 INCOME (LOSS) FROM OPERATIONS                                   592,906                 (4,474,102)
                                                            ------------              -------------
 OTHER EXPENSE (INCOME):
    Interest Expense                                           1,055,996                  1,623,500
    Other Income                                                (104,576)                  (113,749)
    Miscellaneous Expense                                          5,274                     70,218
                                                            ------------              -------------
                                                                 956,694                  1,579,969
                                                            ------------              -------------
 NET LOSS                                                   $   (363,788)             $  (6,054,071)
                                                            ============              =============

NET LOSS PER SHARE                                          $      (0.04)             $       (0.72)
                                                            ============              =============
WEIGHTED AVERAGE NUMBER OF SHARES
    AND SHARE EQUIVALENTS OUTSTANDING                          8,936,308                  8,397,713
                                                            ============              =============

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30, 1997
                                                                         ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (6,054,071)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Provision for credit losses                                               1,076,081
      Common stock and options issued for consulting fees                         150,000
      Loss on disposal of fixed assets                                              2,176
      Stock option compensation                                                 2,236,875
      Depreciation and amortization                                               750,846
      Cash provided by (used for), net of effect of acquisitions:
         Accounts receivable                                                     (186,743)
         Inventory                                                             (2,368,124)
         Prepaid expenses                                                         189,081
         Other assets                                                             (37,395)
         Accounts payable                                                        (395,807)
         Accrued expenses                                                       1,955,475
         Deferred income                                                           13,156
         Other liabilities                                                        923,567
         Customer deposits                                                       (290,247)
         Floorplan payable                                                      2,105,804
                                                                             ------------
 Net cash provided by operating activities                                         70,674
                                                                             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                            (3,631,742)
    Cash for acquisitions, net of cash acquired                                (8,100,020)
    Issuance of notes receivable                                               (2,343,673)
    Increase in deposits                                                         (822,200)
    Increase in deferred acquisition costs                                        (51,717)
    Purchase of property and equipment                                           (250,192)
    Proceeds from sale of property and equipment                                   28,475
    Decrease in other assets                                                       24,924
                                                                             ------------
 Net cash used in investing activities                                        (15,146,145)
                                                                             ------------

                             CONTINUED ON NEXT PAGE

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                     (CONTINUED)

                                                               SIX MONTHS ENDED
                                                                  JUNE 30, 1997
                                                               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                               (2,408,441)
   Proceeds from issuance of Sirrom debt                              7,500,000
   Proceeds from issuance of notes payable                           10,714,902
   Increase in deferred debt costs                                     (533,322)
   Proceeds from issuance of preferred stock                            590,000
   Purchase of treasury stock                                           (13,590)
   Proceeds from issuance of convertible debentures                     300,000
   Bank overdraft                                                       (82,884)
                                                                   ------------
Net cash provided by financing activities                            16,066,665
                                                                   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               991,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           --
                                                                   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    991,194
                                                                   ============

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

On June 27, 1997, the Company acquired the assets of Strata Holdings, Inc. ("SHI") and Ready Finance, Inc. ("RFI"). FCAF operates the three used vehicle lots previously operated by SHI in West Palm Beach, Florida and FFG services the finance receivables purchased from RFI. The assets of RFI and SHI are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (June 27, 1997).

On June 30, 1997, the Company acquired the assets from Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida and FFG services the finance receivables purchased from FFI. The assets of FEDO and FFI are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (June 30, 1997).

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (CONTINUED)
================================================================================


NOTE 3 - SUMMARY OF FINANCE RECEIVABLES

The following is a summary of principal balances, net as of June 30, 1997:

                                                   JUNE 30, 1997
                                                   -------------
             Contractually Scheduled Payments      $  44,590,026
             Less: Unearned Finance Charges          (11,304,106)
                                                   -------------

             Principal Balances, Net               $  33,285,920
                                                   =============


NOTE 4 - PRESENTATION OF DEALERSHIP REVENUES AND COST OF REVENUES

Revenues from Company dealership operations consist of Sales of Used Cars, Income on Finance Receivables, Income from Insurance and Training, and Sales of Parts and Accessories. Vehicle and Vehicle Related cost of Revenues is comprised of Cost of Vehicles Cars Sold, Provision for Credit Losses, Costs of Insurance and Training and Cost of Parts and Accessories Sold.

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

NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period. Common stock equivalents have not been included since their effect would be antidilutive.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisitions described in Note 2, the Company issued the following securities and notes:

         Common Stock 4,006,084 shares, valued at       $13,773,661
                                                        ===========
         Promissory Notes                               $ 9,784,272
                                                        ===========

         Cash paid for interest                         $ 1,198,871
                                                        ===========

                                     LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                               CONDENSED COMBINED BALANCE SHEET

                                                        AS OF DECEMBER 31, 1996
                                                        -----------------------
ASSETS
  Cash and Cash Equivalents                                        $    163,184

  Finance Receivables:
     Principal Balances, Net                                         12,283,431
     Less: Allowance for Credit Losses                                 (900,000)
                                                                   ------------
  Finance Receivables, Net                                           11,383,431

  Inventories, at Cost                                                2,861,848
  Land Held for Resale                                                1,050,000
  Property and Equipment, Net                                           272,543
  Other Assets                                                           87,908
                                                                   ------------

                                                                   $ 15,818,914
                                                                   ============

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                                CONDENSED COMBINED BALANCE SHEET

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Accounts Payable                                             $    473,088
      Accrued Expenses                                                  116,077
      Floorplan Payable                                               1,378,601
      Notes Payable                                                  13,059,981
      Related Party Payable                                             197,237
      Other Liabilities                                                 113,781
                                                                   ------------
   Total Liabilities                                                 15,338,765
                                                                   ------------
   Stockholders' Equity:
      Common Stock                                                          700
      Stock Subscriptions                                                  (600)
      Additional Paid In Capital                                        703,044
      Deficit                                                          (222,995)
                                                                   ------------
   Total Stockholders' Equity                                           480,149
                                                                   ------------

                                                                   $ 15,818,914
                                                                   ============

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                      CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                            TO FEBRUARY 12, 1997
                                                          ----------------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                          $ 1,296,130
    Income on Finance Receivables                                       458,028
    Income from Insurance & Training                                      3,724
    Income from Parts & Accessories                                      55,708
                                                                    -----------
                                                                      1,813,590
                                                                    -----------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        1,394,719
    Cost of Insurance & Training                                          2,524
    Cost of Parts & Accessories Sold                                     49,173
    Provision for Credit Losses                                          65,315
                                                                    -----------
                                                                      1,511,731
                                                                    -----------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                  301,859
                                                                    -----------

 OPERATING EXPENSES                                                     434,243
                                                                    -----------

 LOSS FROM OPERATIONS                                                  (132,384)
                                                                    -----------
 OTHER EXPENSE:
    Interest Expense                                                    176,585
                                                                    -----------
                                                                        176,585
                                                                    -----------

 NET LOSS                                                           $  (308,969)
                                                                    ===========

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                      CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                            TO FEBRUARY 12, 1997
                                                          ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(308,969)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                                    27,846
        Cash provided by (used for):
           Accounts receivable                                          (35,150)
           Inventory                                                    691,586
           Prepaid expenses                                             (25,498)
           Other assets                                                  46,244
           Accounts payable                                             218,244
           Accrued expenses                                              28,174
           Floorplan payable                                           (518,081)
                                                                      ---------
Net cash provided by operating activities                               124,396
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in finance receivables                                     234,795
    Purchase of property and equipment                                   (2,410)
    Increase in other assets                                            (45,375)
                                                                      ---------
Net cash provided by investing activities                               187,010
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments from related party                                  (197,237)
    Principal payments on notes payable                                (241,697)
    Distribution to stockholder                                          (5,000)
                                                                      ---------
 Net cash used in financing activities                                 (443,934)
                                                                      ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                             (132,528)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       163,184
                                                                      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  30,656
                                                                      ---------

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                         CONDENSED COMBINED STATEMENT OF  INCOME
                                                                     (UNAUDITED)

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30, 1996            JUNE 30, 1996
                                                         ------------------         ----------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                     $  3,975,001             $  8,280,093
    Income on Finance Receivables                                   767,396                1,464,812
    Income from Insurance & Training                                 92,570                  231,865
    Income from Parts & Accessories                                 384,279                  767,128
                                                               ------------             ------------
                                                                  5,219,246               10,743,898
                                                               ------------             ------------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                    3,174,192                6,614,813
    Cost of Insurance & Training                                     24,426                   90,789
    Cost of Parts & Accessories Sold                                259,337                  476,294
    Provision for Credit Losses                                      35,769                   62,156
                                                               ------------             ------------
                                                                  3,493,724                7,244,052
                                                               ------------             ------------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED
 ACTIVITIES                                                       1,725,522                3,499,846
                                                               ------------             ------------

 OPERATING EXPENSES                                               1,079,633                2,167,333
                                                               ------------             ------------

 INCOME FROM OPERATIONS                                             645,889                1,332,513
                                                               ------------             ------------
 OTHER EXPENSE (INCOME):
    Interest Expense                                                299,973                  598,045
    Other Income                                                    (13,415)                 (25,079)
    Miscellaneous Expense                                            32,268                   34,842
                                                               ------------             ------------
                                                                    318,826                  607,808
                                                               ------------             ------------

 NET INCOME                                                    $    327,063             $    724,705
                                                               ============             ============

                                      LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                      CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   JUNE 30, 1996
                                                                ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   724,705
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                                     31,782
       Cash provided by (used for):
          Inventory                                                    (461,690)
          Other assets                                                    4,707
          Accounts and drafts payable                                    31,238
          Accrued expenses                                               24,600
          Floorplan payable                                             199,567
                                                                    -----------
 Net cash provided by operating activities                              554,909
                                                                    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                  (2,293,485)
    Purchase of property and equipment                                  (36,996)
                                                                    -----------
 Net cash used in investing activities                               (2,330,481)
                                                                    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments to related party                                     (182,096)
   Distributions to stockholder                                        (223,833)
   Proceeds from issuance of notes payable                            2,285,392
                                                                    -----------
 Net cash provided by financing activities                            1,879,463
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               103,891

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         8,368
                                                                    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   112,259
                                                                    ===========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                CONDENSED COMBINED BALANCE SHEET

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 ASSETS
   Cash and Cash Equivalents                                        $    20,272

   Finance Receivables:
     Principal Balances, Net                                          5,479,404
     Less: Allowance for Credit Losses                               (1,095,645)
                                                                    -----------
   Finance Receivables, Net                                           4,383,759

   Inventories, at Cost                                                 440,317
   Property and Equipment, Net                                          111,950
   Prepaid Expenses                                                      44,705
   Other Assets                                                           2,360
                                                                    -----------

                                                                    $ 5,003,363
                                                                    ===========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                CONDENSED COMBINED BALANCE SHEET

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities:
     Accounts Payable                                               $    95,093
     Accrued Expenses                                                    16,505
     Deferred Income                                                    134,571
     Notes Payable                                                    5,018,343
     Stockholder Loans                                                  345,250
     Related Party Payable                                              811,600
                                                                    -----------
   Total Liabilities                                                  6,421,362
                                                                    -----------
   Stockholders' Deficit:
     Common Stock                                                         1,600
     Additional Paid In Capital                                         220,129
     Deficit                                                         (1,639,728)
                                                                    -----------
   Total Stockholders' Deficit                                       (1,417,999)
                                                                    -----------

                                                                    $ 5,003,363
                                                                    ===========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                      CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                             TO JANUARY 28, 1997
                                                          ----------------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                          $ 225,599
    Income on Finance Receivables                                     162,203
    Income from Parts & Accessories                                     1,235
                                                                    ---------
                                                                      389,037
                                                                    ---------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                        272,312
    Cost of Parts & Accessories Sold                                    8,970
    Provision for Credit Losses                                         8,538
                                                                    ---------
                                                                      289,820
                                                                    ---------
NET REVENUES FROM VEHICLE SALES AND VEHICLE
RELATED ACTIVITIES                                                     99,217
                                                                    ---------

 OPERATING EXPENSES                                                   152,053
                                                                    ---------

 LOSS FROM OPERATIONS                                                 (52,836)
                                                                    ---------
 OTHER EXPENSE:
    Interest Expense                                                   64,061
                                                                    ---------
                                                                       64,061
                                                                    ---------

 NET LOSS                                                           $(116,897)
                                                                    =========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                      CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                             TO JANUARY 28, 1997
                                                          ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(116,897)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
       Depreciation and amortization                                      2,750
       Cash provided by (used for):
          Inventory                                                     221,697
          Prepaid expenses                                                  650
          Accounts payable                                              (67,993)
          Accrued expenses                                               87,749
          Deferred income                                                (4,464)
                                                                      ---------
 Net cash provided by operating activities                              123,492
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                     (25,306)
    Increase in other assets                                               (750)
                                                                      ---------
 Net cash used in investing activities                                  (26,056)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                  (93,087)
                                                                      ---------
 Net cash used in financing activities                                  (93,087)
                                                                      ---------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                4,349

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,272
                                                                      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  24,621
                                                                      =========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                          CONDENSED COMBINED STATEMENT OF INCOME
                                                                     (UNAUDITED)

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30, 1996         JUNE 30, 1996
                                                 ------------------      ----------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                               $1,068,767            $2,778,769
    Income on Finance Receivables                           413,434               783,577
                                                         ----------            ----------
                                                          1,482,201             3,562,346
                                                         ----------            ----------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                              619,661             1,912,423
    Provision for Credit Losses                              92,068               183,306
                                                         ----------            ----------
                                                            711,729             2,095,729
                                                         ----------            ----------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                      770,472             1,466,617
                                                         ----------            ----------

 OPERATING EXPENSES                                         576,339             1,019,006
                                                         ----------            ----------

 INCOME FROM OPERATIONS                                     194,133               447,611
                                                         ----------            ----------
 OTHER EXPENSE:
    Interest Expense                                        192,921               317,121
                                                         ----------            ----------
                                                            192,921               317,121
                                                         ----------            ----------

 NET INCOME                                              $    1,212            $  130,490
                                                         ==========            ==========

                                                     FLORIDA FINANCE GROUP, INC.
                                                     SUNCOAST AUTO BROKERS, INC.
                                         SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                      CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   JUNE 30, 1996
                                                                ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 130,490
   Adjustments to reconcile net income to
   net cash used in operating activities:
        Depreciation and amortization                                    16,500
        Cash provided by (used for):
           Accounts receivable                                          (27,774)
           Inventory                                                    (29,174)
           Prepaid expenses                                             (32,940)
           Accounts payable                                            (204,998)
           Accrued expenses                                             (18,322)
           Deferred income                                               71,013
                                                                      ---------
 Net cash used in operating activities                                  (95,205)
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (855,037)
    Purchase of property and equipment                                  (18,906)
    Decrease in other assets                                             10,632
                                                                      ---------
 Net cash used in investing activities                                 (863,311)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net advances from related party                                      222,621
   Proceeds from issuance of notes payable                              722,168
                                                                      ---------
 Net cash provided by financing activities                              944,789
                                                                      ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                              (13,727)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        50,701
                                                                      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  36,974
                                                                      =========

                                   TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                       D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                                CONDENSED COMBINED BALANCE SHEET

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 ASSETS
   Cash and Cash Equivalents                                        $   192,999

   Finance Receivables:
     Principal Balances, Net                                          5,041,682
     Less: Allowance for Credit Losses                                 (984,000)
                                                                    -----------
   Finance Receivables, Net                                           4,057,682

   Inventories, at Cost                                                 799,358
   Property and Equipment, Net                                           10,086
   Other Assets                                                          48,275
                                                                    -----------

                                                                    $ 5,108,400
                                                                    ===========

                                   TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                       D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                               CONDENSED COMBINED  BALANCE SHEET

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                                 $  220,887
     Accrued Expenses                                                    128,206
     Notes Payable                                                       300,000
                                                                      ----------
   Total Liabilities                                                     649,093
                                                                      ----------
   Stockholders' Equity:
     Common Stock                                                            800
     Additional Paid In Capital                                           20,000
     Retained Earnings                                                 4,438,507
                                                                      ----------
   Total Stockholders' Equity                                          4,459,307
                                                                      ----------

                                                                      $5,108,400
                                                                      ==========

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

                                                          PERIOD JANUARY 1, 1997
                                                            TO FEBRUARY 14, 1997
                                                          ----------------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                            $1,334,472
    Income on Finance Receivables                                        178,098
                                                                      ----------
                                                                       1,512,570
                                                                      ----------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                           942,541
    Provision for Credit Losses                                          118,273
                                                                      ----------
                                                                       1,060,814
                                                                      ----------
   NET REVENUES FROM VEHICLE SALES AND VEHICLE RELATED
   ACTIVITIES                                                            451,756
                                                                      ----------

 OPERATING EXPENSES                                                      207,336
                                                                      ----------

 INCOME FROM OPERATIONS                                                  244,420
                                                                      ----------
 OTHER EXPENSE:
    Interest Expense                                                       3,694
                                                                      ----------
                                                                           3,694
                                                                      ----------

 NET INCOME                                                           $  240,726
                                                                      ==========

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

                                                          PERIOD JANUARY 1, 1997
                                                            TO FEBRUARY 14, 1997
                                                          ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 240,726
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                         306
      Cash provided by (used for):
         Inventory                                                       16,202
         Other assets                                                    10,184
         Accounts payable                                                 9,858
         Accrued expenses                                                 9,311
                                                                      ---------
 Net cash provided by operating activities                              286,587
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (363,699)
                                                                      ---------
 Net cash used in investing activities                                 (363,699)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to stockholder                                          (61,618)
   Proceeds from issuance of notes payable                              100,000
                                                                      ---------
 Net cash provided by financing activities                               38,382
                                                                      ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                              (38,730)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       192,999
                                                                      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 154,269
                                                                      =========

                                   TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                       D/B/A MIRACLE MILE MOTORS
                                                PALM BEACH FINANCE COMPANY, INC.
                                          CONDENSED COMBINED STATEMENT OF INCOME
                                                                     (UNAUDITED)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30, 1996         JUNE 30, 1996
                                                  ------------------      ----------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                $2,686,434            $5,967,996
    Income on Finance Receivables                            300,885               593,752
                                                          ----------            ----------
                                                           2,987,319             6,561,748
                                                          ----------            ----------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                             2,266,941             4,798,476
    Provision for Credit Losses                               56,271               327,128
                                                          ----------            ----------
                                                           2,323,212             5,125,604
                                                          ----------            ----------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                       664,107             1,436,144
                                                          ----------            ----------

OPERATING EXPENSES                                           520,019               965,076
                                                          ----------            ----------

 NET INCOME                                               $  144,088            $  471,068
                                                          ==========            ==========

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

                                                                SIX MONTHS ENDED
                                                                   JUNE 30, 1996
                                                                ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 471,068
   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                                        875
       Cash provided by (used for):
          Inventory                                                     (79,826)
          Other assets                                                  (80,685)
          Accounts payable and accrued expenses                        (192,977)
          Drafts payable                                                154,195
                                                                      ---------
 Net cash provided by operating activities                              272,650
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                    (677,838)
    Purchase of property and equipment                                   (8,851)
                                                                      ---------
 Net cash used in investing activities                                 (686,689)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit                                  330,000
   Repayment of stockholder loan                                        (50,880)
   Distributions to stockholder                                        (130,479)
                                                                      ---------
 Net cash provided by financing activities                              148,641
                                                                      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (265,398)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       304,914
                                                                      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  39,516
                                                                      ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    PROPERTY DISTRIBUTED TO STOCKHOLDER                               $ 101,027
                                                                      =========

                                                         ECKLER INDUSTRIES, INC.
                                                         CONDENSED BALANCE SHEET
                                                                     (UNAUDITED)

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 ASSETS
   Cash and Cash Equivalents                                          $  241,652
   Accounts Receivable                                                   153,285
   Inventories, at Cost                                                1,307,525
   Property, Plant and Equipment, Net                                  2,512,645
   Deferred Tax Asset                                                    330,610
   Prepaid Expenses                                                    1,385,398
   Other Assets                                                          108,693
                                                                      ----------

                                                                      $6,039,808
                                                                      ==========

                                                         ECKLER INDUSTRIES, INC.
                                                         CONDENSED BALANCE SHEET
                                                                     (UNAUDITED)

                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                               $   545,765
     Accrued Expenses                                                   309,613
     Notes Payable                                                    2,706,206
     Deferred Income Taxes                                              402,814
                                                                    -----------
   Total Liabilities                                                  3,964,398
                                                                    -----------
   Stockholders' Equity:
     Class A Common Stock: $.01 Par Value; 10,000,000                    17,367
        shares authorized; 1,736,750 issued and outstanding
     Class B Common Stock: $.01 Par Value; 5,000,000                      5,104
        shares authorized; 510,375 issued and outstanding
     Additional Paid In Capital                                       3,419,251
     Note Receivable Class A Common Stock                              (326,700)
     Deficit                                                         (1,039,612)
                                                                    -----------
   Total Stockholders' Equity                                         2,075,410
                                                                    -----------

                                                                    $ 6,039,808
                                                                    ===========

                                                         ECKLER INDUSTRIES, INC.
                                               CONDENSED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                             TO JANUARY 28, 1997
                                                          ----------------------
 VEHICLE AND RELATED REVENUES:
    Income from Parts & Accessories                                   $ 853,881
                                                                      ---------
                                                                        853,881
                                                                      ---------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Parts & Accessories Sold                                    582,117
                                                                      ---------
                                                                        582,117
                                                                      ---------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                  271,764
                                                                      ---------

 OPERATING EXPENSES                                                     432,006
                                                                      ---------

 LOSS FROM OPERATIONS                                                  (160,242)
                                                                      ---------
 OTHER EXPENSE (INCOME):
    Interest Expense                                                     23,728
    Other Income                                                         (6,412)
                                                                      ---------
                                                                         17,316
                                                                      ---------

 NET LOSS                                                             $(177,558)
                                                                      =========

                                                         ECKLER INDUSTRIES, INC.
                                               CONDENSED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                          PERIOD JANUARY 1, 1997
                                                             TO JANUARY 28, 1997
                                                          ----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(177,558)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                     37,332
       Cash provided by (used for):
          Accounts receivable                                            (9,325)
          Inventory                                                    (113,614)
          Prepaid expenses                                               56,229
          Accounts payable                                              125,680
          Accrued expenses                                                  637
                                                                      ---------
 Net cash used in operating activities                                  (80,619)
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (21,911)
    Increase in other assets                                            (24,687)
                                                                      ---------
 Net cash used in investing activities                                  (46,598)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                  (14,136)
   Proceeds from issuance of notes payable                               10,750
                                                                      ---------
 Net cash used in financing activities                                   (3,386)
                                                                      ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                             (130,603)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       241,652
                                                                      ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 111,049
                                                                      =========

                                                         ECKLER INDUSTRIES, INC.
                                                   CONDENSED STATEMENT OF INCOME
                                                                     (UNAUDITED)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30, 1996           JUNE 30, 1996
                                                  ------------------        ----------------
VEHICLE AND RELATED REVENUES:
    Sales of Parts & Accessories                         $ 5,064,905             $ 8,338,030
                                                         -----------             -----------
COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Parts & Accessories Sold                       3,300,586               5,442,627
                                                         -----------             -----------
NET REVENUES FROM VEHICLE SALES AND
    VEHICLE RELATED ACTIVITIES                             1,764,319               2,895,403
                                                         -----------             -----------

OPERATING EXPENSES                                         1,497,338               2,798,560
                                                         -----------             -----------

INCOME FROM OPERATIONS                                       266,981                  96,843
                                                         -----------             -----------
 OTHER EXPENSE (INCOME):
    Interest Expense                                          68,449                 149,664
    Other Income                                            (132,264)               (165,501)
                                                         -----------             -----------
                                                             (63,815)                (15,837)
                                                         -----------             -----------

INCOME BEFORE INCOME TAXES                                   330,796                 112,680
                                                         -----------             -----------

INCOME TAXES                                                (124,300)                (46,800)
                                                         -----------             -----------

NET INCOME                                               $   206,496             $    65,880
                                                         ===========             ===========

                                                         ECKLER INDUSTRIES, INC.
                                               CONDENSED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                   JUNE 30, 1996
                                                                ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  65,880
   Adjustments to reconcile net income to
   net cash used in operating activities:
       Deferred income taxes                                             61,900
       Issuance of common stock for consulting fees                      27,125
       Loss on disposal of fixed assets                                     160
       Depreciation and amortization                                    147,989
       Cash provided by (used for):
          Accounts receivable                                           (92,502)
          Inventory                                                    (499,116)
          Prepaid expenses                                             (533,029)
          Accounts payable                                              566,042
          Accrued expenses                                               64,600
                                                                      ---------
 Net cash used in operating activities                                 (190,951)
                                                                      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (47,805)
    Proceeds of sale of property and equipment                            4,850
    Decrease in other assets                                             20,765
                                                                      ---------
 Net cash used in investing activities                                  (22,190)
                                                                      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                                 (133,623)
   Payments on capital leases                                           (14,519)
   Deferred financing costs                                             (20,067)
                                                                      ---------
 Net cash used in financing activities                                 (168,209)
                                                                      ---------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                             (381,350)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       541,991
                                                                      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 160,641
                                                                      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AS OF JUNE 30, 1997 AND THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

On June 27, 1997, the Company acquired the assets of Strata Holdings, Inc. ("SHI") and Ready Finance, Inc. ("RFI"). FCAF operates the three used vehicle lots previously operated by SHI in West Palm Beach, Florida and FFG services the finance receivables purchased from RFI. The assets of RFI and SHI are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (June 27, 1997).

On June 30, 1997, the Company acquired the assets from Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida and FFG services the finance receivables purchased from FFI. The assets of FEDO and FFI are recorded at their estimated fair values and their accounts will be included in the consolidated financial statements from the date of acquisition (June 30, 1997).

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED THREE MONTHS ENDED JUNE 30, 1997 TO COMBINED THREE MONTHS ENDED JUNE 30, 1996.

     The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, EII, FFG and affiliates, Liberty and affiliates, and PBF and affiliate, for the three months ended June 30, 1997 and 1996. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the three months ended June 30, 1997 and three months ended June 30, 1996 are not comparable. Such lack of comparability is explained in the discussion below.

                                             1997                     1996
                                       ---------------           ---------------
                                                (DOLLARS IN THOUSANDS)
                                          COMPANY (1)             COMBINED (2)
Vehicle and Related Revenues            $ 14,794      100.0%  $ 14,754      100.0%
Cost of Vehicle and Related  Revenues      9,174       62.0%     9,830       66.6%
                                        --------     -------   -------     -------
Net Revenues from Vehicles Sales and       5,620       38.0%     4,924       33.4%
   Vehicle Related Revenues
Operating Expenses                         5,027       34.0%     3,672       24.9%
                                        --------     -------   -------     -------
Operating Income                             593        4.0%     1,252        8.5%
 Interest Expense                         (1,056)      (7.1)%     (562)      (3.8%)
Other Income                                  99        0.7%        67         .4%
                                        --------     -------   -------     -------
Net Income (Loss)                       $   (364)      (2.4)% $    757        5.1%
                                        ========     =======   =======     =======

(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data is not comparable to the financial data for 1996.

(2) The financial data for 1996 is the sum of the actual results of the four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

     VEHICLE AND RELATED REVENUES. The Company experienced a 0.3% increase in revenues for the three months ended June 30, 1997 compared to the combined results of its predecessors for the same period in 1996. The increase was the result of two elements. Income on Finance Receivables increased by $446,021 due to growth of the Company's receivables portfolio since the merger. Used vehicle sales decreased $726,000. This was due to reduced inventory levels at the beginning of the quarter ending June 30, 1997. After the merger, the floorplan financing arrangements for the predecessors had to be restructured, and the Company's access to floorplan financing was curtailed for approximately forty-five days during the first quarter of 1997, resulting in reduced levels of inventory available for sale at the beginning of the second quarter of 1997.

COST OF VEHICLE AND RELATED REVENUES. Cost of vehicle and related revenues was $9,173,877 for the three months ended June 30, 1997 compared to $9,829,251 for the predecessors during the same period in 1996, a decrease of $655,374. The decrease was primarily the result of three major elements. Cost of used vehicles sold decreased by $756,541 due to the decrease in sales discussed above. Provision for credit losses increased $315,023 due to management's assessment of the increase in finance receivables and the addition of acquired finance receivables. Cost of parts and accessories sold decreased $212,579 primarily due to the Corvette parts business for which manufacturing costs have been reduced significantly due to the implementation of the "GM Restoration Parts Program."

     OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $4,938,188 for the three months ended June 30, 1997 compared to $3,673,328 for the predecessors for the same period in 1996 an increase of 34.4%. The increase reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

     INTEREST EXPENSE. Interest expense totaled $1,055,996 for the three months ended June 30, 1997 compared to $561,343 for the predecessors during the same period in 1996, an increase of 88.1%. This resulted primarily from interest on subordinated debt attributable to the merger and related acquisitions. In addition, the Company incurred interest expense on a $3,500,000 note and a $4,000,000 note more fully discussed in "Liquidity and Capital Resources."

COMPARISON OF COMBINED SIX MONTHS ENDED JUNE 30, 1997 TO COMBINED SIX MONTHS ENDED JUNE 30, 1996.

     The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, EII, FFG and affiliates, Liberty and affiliates, and PBF and affiliate, for the six months ended June 30, 1997 and 1996. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the past two years are not comparable. Such lack of comparability is explained in the discussion below.

                                                         1997                                              1996
                                            --------------------------------                          --------------
                                                                (DOLLARS IN THOUSANDS)

                                            COMPANY      PREDECESSORS    COMBINED     COMBINED          COMBINED
                                              (1)            (2)           (3)          (3)                (4)
Vehicle and Related Revenues               $ 22,905          $  4,569    $ 27,474       100.0%    $  29,206     100.0%
Cost of Vehicle and Related  Revenues        15,207             3,444      18,651        67.9%       19,909      68.2%
                                           --------      ------------    --------     -------     ---------     -----
Net Revenues from Vehicles Sales and
   Vehicle Related Revenues                   7,698             1,125       8,823        32.1%        9,297      31.8%
Operating Expenses                           12,172             1,226      13,398        48.8%        6,949      23.8%
                                           --------      ------------    --------     -------     ---------     -----
Operating Income (Loss)                      (4,474)             (101)     (4,575)      (16.7)%       2,348       8.0%
Interest Expense                             (1,623)             (268)     (1,891)      ( 6.9)%      (1,065)     (3.6)%
Other Expense (Income)                           43                 6          49         0.2%          109        .4%
                                          ---------      ------------    --------     -------     ---------     -----

Net Income (Loss)                          $ (6,054)          $  (363)   $ (6,417)      (23.4)%    $ 1,392        4.8%
                                          =========      ============    ========     =======     =========     =====

(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company which includes the unaudited combined financial statements of the four predecessors from the date of acquisition to June 30, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

(2) The financial data for 1997 was derived from the unaudited combined financial statements included herein of the four predecessors from January 1, 1997 to the date of acquisition.

(3) The combined financial data is the sum of the actual results from the Company and its predecessors.

(4) The financial data for 1996 is the sum of the actual results of the four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

     VEHICLE AND RELATED REVENUES. The Company (combined with its predecessors) experienced a 5.9% decrease in revenues for the six months ended June 30, 1997 compared to the combined results of its predecessors for the same period in 1996. The decrease was primarily the result of two elements. Income on Finance Receivables increased by $448,544 due to growth of the Company's receivables portfolio since the merger. Due to the merger, the floorplan finance arrangements for the predecessors had to be restructured, and the Company's access to floorplan financing was curtailed for approximately forty-five days, resulting in reduced levels of inventory available for sale. Therefore, the Company was unable to replenish inventory and sales decreased by $2,726,879.

     COST OF VEHICLE AND RELATED REVENUES. Cost of vehicle and related revenues was $18,650,923 for the six months ended June 30, 1997 compared to $19,908,012 for the predecessors during the same period in 1996, a decrease of $1,257,089. The decrease was primarily the result of three major elements. Cost of used vehicles sold decreased by $2,163,289 due to the decrease in sales discussed above. Provision for credit losses increased $1,168,347 due to management's assessment of the increase in finance receivables and the addition of acquired finance receivables. Cost of parts and accessories sold decreased $213,072 primarily due to the Corvette parts business since manufacturing costs have been reduced significantly due to the implementation of the "GM Restoration Parts Program."

     OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $13,397,890 for the six months ended June 30, 1997 compared to $6,949,974 for the predecessors for the same period in 1996 an increase of 92.8%. This increase was primarily due to recognition of compensation expense of $2,236,875 from the issuance of stock options in the first quarter of 1997 to attract key management personnel. In addition, the Company recognized expense of approximately $1,668,000 to settle various consulting agreements and employment contracts of the predecessors. The increase also reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

     INTEREST EXPENSE. Interest expense totaled $1,891,568 for the six months ended June 30, 1997 compared to $1,064,830 for the predecessors during the same period in 1996, an increase of 77.6%. This resulted primarily from interest on subordinated debt attributable to the merger and related acquisitions. In addition, the Company incurred interest expense on a $3,500,000 note and a $4,000,000 note more fully discussed in "Liquidity and Capital Resources."

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 18.5% of the outstanding principal balance as of June 30, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for the three and six months ended June 30, 1997.

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30, 1997           JUNE 30, 1997
                                       ------------------       ----------------
ALLOWANCE ACTIVITY:
 Balance, beginning of period            $  4,676,363            $  4,065,645
 Allowance on acquired finance
    receivables                             1,920,307               1,920,307
 Provision for credit losses                  499,131               1,548,811
      Net charge offs                        (930,416)             (1,369,378)
                                         ------------            ------------
 Balance, end of period                  $  6,165,385            $  6,165,385
                                         ============            ============
 CHARGE OFF ACTIVITY:
 Principal Balances:
   Collateral Repossessed                $  1,997,236            $  2,401,817
   Other                                           --                  36,637
                                         ------------            ------------
 Total Principal Balances                   1,997,236               2,438,454
   Recoveries, net                          1,066,820               1,069,076
                                         ------------            ------------
 Net Charge Offs                         $    930,416            $  1,369,378
                                         ============            ============


Analysis of the portfolio delinquencies is considered in evaluating the adequacy of the Allowance. The following table reflects the principal balances of current and delinquent finance receivables as a percentage of total outstanding finance receivable principal balances as of June 30, 1997.

                                                        June 30, 1997
                                                        -------------
AGING PERCENTAGES:
Principal balances current                                     89.01%
Principal balances 31 to 60 days                                5.76%
Principal balances over 60 days                                 5.23%

LIQUIDITY AND CAPITAL RESOURCES.

     The following table sets forth the major components of the increase (decrease) in the Company's cash and cash equivalents:

                                                               1997                            1996
                                             --------------------------------------     -----------------

                                              COMPANY     PREDECESSORS     COMBINED          COMBINED
                                                (1)           (2)             (3)               (4)
                                             ---------    -------------    ---------    -----------------
Net cash provided by operating activities    $     71     $        453      $    524        $    541
Net cash used in investing activities         (15,146)            (250)      (15,396)         (3,903)
Net cash provided by (used in)                 16,067             (502)       15,565           2,805
financing activities                         --------     ------------      --------     ----------------
Net increase (decrease) in cash and cash
equivalents                                  $    992     $       (299)     $    693        $   (557)
                                             ========     ============      ========     ================

(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company which includes the unaudited combined financial statements of the four predecessors from the date of acquisition to June 30, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

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

Net cash provided by operating activities of $70,674 for the six months ended June 30, 1997 is primarily due to increases in stock option compensation of $2,236,875, accrued expenses of $1,955,475, other liabilities of $923,567, and provision for credit losses of $1,076,081. The cash provided by operating activities of the predecessor companies of $540,670 for the same period in 1996 can be attributed to increases in net earnings, inventory, provision for credit losses and accounts payable.

Net cash used in investing activities of $15,146,145 for the six months ended June 30, 1997 is the result of the increase in finance receivables of $3,631,742, use of cash in the acquisition of the predecessors of $8,100,020, issuance of notes receivable of $2,343,673 and deposits paid of

$822,200. The cash used in investing activities of the predecessor companies of $3,902,671 for the same period in 1996 is primarily due to increases in the finance receivables.

Net cash provided by financing activities of $16,066,665 for the six months ended June 30, 1997 is the result of borrowings from Sirrom Capital Corporation ("Sirrom") of $7,500,000, notes payable on finance receivables of $6,468,180, and issuance of preferred stock and convertible debentures of $590,000 and $300,000, respectively. Net cash provided by financing activities of the predecessor companies of $2,805,417 for the same period in 1996 is primarily due to the issuance of notes payable and notes payable on finance receivables.

Management of the Company has developed strategies to meet future liquidity needs. These strategies include: (1) increasing the Company's revolving facility with Finova Capital Corporation ("Finova") from $20 million to $35 million (2) obtaining additional funding on May 13, 1997, from Sirrom in the amount of $4,000,000, and (3) tighter control on overall costs. The Company's management believes that these actions, in addition to the working capital position at June 30, 1997, will allow the Company to meet its future liquidity needs.

     REVOLVING CREDIT FACILITY. The revolving credit facility (the "Revolving Facility") with Finova has a maximum commitment of up to $35.0 million. Under the Revolving Facility, the Company may borrow up to 70.0% of the principal balance of eligible finance contracts. The Revolving Facility expires on December 31, 1999, at which time the Company has the option to renew the Revolving Facility. The Revolving Facility is secured by substantially all of the Company's assets. As of June 30, 1997, the Company's borrowing capacity under the Revolving Facility was approximately $26.2 million and the aggregate principal amount outstanding under the Revolving Facility was $24.5 million. The Revolving Facility bears interest at the governing rate (currently the prime rate) plus 3%.

     CONVERTIBLE NOTE. The Company has outstanding $7.5 million in convertible notes from Sirrom. These notes are convertible into common stock at varying amounts per share.

     MORTGAGE LOAN, LINE OF CREDIT. EII has a long term mortgage payable to a bank with a current principal balance of approximately $2.3 million. The mortgage loan is collateralized by substantially all property and equipment of EII and guaranteed by a stockholder of the Company. Effective April 16, 1997, modifications to the terms of the original mortgage loan agreement with the lender were completed. Under the modified mortgage loan agreement, the original payment schedule remains but the maturity date is modified to provide for a maturity date of July 1, 1998 rather than September 30, 1999. EII also had a $1.0 million line of credit to the same bank that had an outstanding balance of approximately $344,000 at March 31, 1997. Effective April 16, 1997, modificatons to the terms of the line of credit agreement with the Lender were effected whereby no further advances under the line of credit were to be made and EII would begin making principal reductions according to a schedule provided by the bank. On June 6, 1997, the final payment of $193,894 was made.

     ACQUISITION DEBT. On the closing of the acquisitions during the six months ended June 30, 1997, the Company incurred debt to certain stockholders of the acquired companies. The payable balance as of June 30, 1997 for the acquisition debt totaled $9.2 million. There are $4.3 million of the notes that mature at the earlier of December 31, 1997 or when the Company successfully completes a secondary offering of its common stock to the public. There are $4.9 million of notes with monthly principal payments of $27,112 plus interest which mature on June 27, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and six months ended June 30, 1997 and June 30, 1996 computed under SFAS 128 would not be materially different than previously computed.

                                     PART II
                       SMART CHOICE AUTOMTOVE GROUP, INC.

                                OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES

     (c) During the period covered by this Report, the Company issued the following unregistered equity securities:

         On June 30, 1997, in connection with the acquisition of substantially all of the assets of Roman Fedo, Inc. and Fedo Finance, Inc., the Company issued to the sellers 225,000 shares of the Company's Common Stock (the "Shares") as partial consideration for the acquisition. The issuance of the shares was made in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The investors were provided information about the Company or had access to such information, and were provided opportunities to review the information about the Company and to ask questions of management concerning the information provided or made available. The investors gave written assurance of the investment intent, and the certificate for the securities bear a legend accordingly.

         On April 17, 1997, the Company issued to non-employee directors of the Company non-transferable options to acquire in the aggregate 62,500 shares of the Company's Common Stock. The options are exercisable at $5.50 per share commencing April 17, 1997 and expiring April 16, 2002. The issuance of the options to the non-employee directors (all accredited investors as defined in the Act and Regulation D promulgated thereunder) was made in reliance on the exemption provided under Section 4(2) of the Act.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

EXHIBIT
 LIST          EXHIBIT DESCRIPTION                      PAGE NUMBER OR INCORPORATED BY REFERENCE TO:
 ----          -------------------                      --------------------------------------------

3.1      Amended and Restated Articles of               Exhibit 3.1 to Form SB-2 Registration Statement,
         Incorporation of the Company                   filed on September 1, 1995, File No. 33-96520-A.

3.2      Amended and Restated By-Laws of the Company    Exhibit 3.2 to Form SB-2 Registration Statement,
                                                        filed on September 1, 1995, File No. 33-96520-A.

3.2.1    Amendment No. 1 to Amended and Restated        Exhibit 3.2.1 to Amendment No. 2 to Form SB-2
         Bylaws                                         Registration Statement, filed on November 6,
                                                        1995, File No. 33-96520-A.

4.1      Specimen Common Stock Certificate              Exhibit 4.1 to Form 8-A Registration Statement,
                                                        filed on April 16, 1997, File No. 1-14082.

4.2      Specimen of Warrant Certificate                Exhibit 4.2 to Form 8-A Registration Statement,
                                                        filed on April 16, 1997, File No. 1-14082.

4.3      Warrant Agreement between the Company and      Exhibit 4.5 to Amendment No. 2 to Form SB-2
         American Stock Transfer & Trust Company, as    Registration Statement, filed on November 6,
         Warrant Agent, dated November 9, 1995          1995, File No. 33-96520-A.

4.3.1    Form of Amendment to Warrant Agreement         Exhibit 4.4 to Form 8-A Registration Statement,
                                                        filed on April 16, 1997, File No. 1-14082.

10.1     Trademark License Agreement dated effective    Exhibit 10.17 to Amendment No. 1 to Form SB-2
         October 14, 1992 between the Company and       Registration Statement, filed on October 13,
         Chevrolet Motor Division, General Motors       1995, File No. 33-96520-A.
         Corporation

10.2     Trademark License Agreement dated              Exhibit 10.2 to Amendment No. 1 to Form


         Effective October 3, 1992 between the          SB-2 Registration Statement, filed on October 13,
         Company and General Motors Corporation         1995, File No. 33-96520-A.

10.3     Reproduction and Service Parts Tooling         Exhibit 10.3.1 to Amendment No. 1 of Form SB-2
         License Agreement dated December 22, 1993      Registration Statement, filed on October 13,
         between the Company and Service Parts          1995, File No. 33-96520-A.
         Operation, General Motors Corporation
         ("GM License Agreement")*

10.4     Eckler Industries, Inc. Retirement and         Exhibit 10.4.1 to Form SB-2 Registration
         Savings Plan and Trust Agreement, as           Statement, filed on September 1, 1995, File No.
         Amended and Restated on September 14, 1992     33-96520-A.

10.4.1   Amendment No. 1 to Eckler Industries, Inc.     Exhibit 10.4.2 to Form SB-2 Registration
         Retirement and Savings Plan Trust Agreement    Statement, filed on September 1, 1995, File No.
         dated March 28, 1994                           33-96520-A.

10.5     Eckler Industries, Inc. Non-Qualified Stock    Exhibit 10.6 to Form SB-2 Registration
         Option Plan                                    Statement, filed on September 1, 1995, File No.
                                                        33-96520-A.

10.6     Eckler Industries, Inc. 1995 Combined          Exhibit 10.7 to Form SB-2 Registration
         Qualified and Non-Qualified Employee Stock     Statement, filed on September 1, 1995, File No.
         Option Plan                                    33-96520-A.

10.7     Registration Rights Agreement by and among     Exhibit 10.15 to Amendment No. 1 to Form SB-2
         the Company and each of the Purchasers         Registration Statement, filed on October 13,
         referred to in Schedule 1 thereto, dated       1995, File No. 33-96520-A.
         September 20, 1995.

10.8     Unit Purchase Option Agreement between the     Exhibit 1.2 to Amendment No. 2 to Form SB-2
         Company and Argent Securities, Inc. and        Registration Statement, filed on November 6,
         Certificate dated November 15, 1995            1995, File No. 33-96520-A.

10.9     Stock Purchase Warrant in favor of Ralph H.    Exhibit 10.20 to Annual Report on Form 10KSB,
         Eckler dated November 15, 1995                 filed on January 16, 1997, File No. 1-14082.

10.10    Stock Purchase Warrant in favor of Ronald      Exhibit 10.21 to Annual Report on Form 10KSB,
         V. Mohr dated November 15, 1995                filed on January 16, 1997, File No. 1-14082.


10.11    Stock Purchase Warrant in favor of G.          Exhibit 10.22 to Annual Report on Form 10KSB,
         Edward Mills dated November 15, 1995           filed on January 16, 1997, File No. 1-14082.

10.12    Stock Purchase Warrant in favor of Robert      Exhibit 10.23 to Annual Report on Form 10KSB,
         M. Eckler dated November 15, 1995              filed on January 16, 1997, File No. 1-14082.

10.13    Stock Purchase Warrant in favor of Michael     Exhibit 10.24 to Annual Report on Form 10KSB,
         G. Wilson dated November 15, 1995              filed on January 16, 1997, File No. 1-14082.

10.14    Lease Agreement between the Company and        Exhibit 10.21 to Post Effective Amendment No. 1
         Titusville Chevrolet-Geo, Inc. dated March     to Form SB-2 Registration Statement, filed on
         4, 1996                                        April 10, 1996, File No. 33-96520-A.

10.15    Lease Agreement between the Company and        Exhibit 10.22 to Post-Effective Amendment No. 1
         Titusville Chevrolet-GEO, Inc. Dated March     to Form SB-2 Registration Statement, filed on
         4, 1996                                        April 10, 1996, File No. 33-96520-A.

10.16    Loan Agreement between the Company and         Exhibit 10.19 to Post-Effective Amendment No. 2
         Barnett Bank, N.A. dated September 30, 1996    to Form SB-2 Registration Statement, filed on
                                                        November 14, 1996, File No. 33-96520-A.

10.16.1  Loan Modification Agreement between the        Filed herewith.
         Company and Barnett Bank dated April 15,
         1997.

10.17    Mortgage and Security Agreement between the    Exhibit 10.20 to Post-Effective Amendment No. 2
         Company and Barnett Bank, N.A. dated           to Form SB-2 Registration Statement, filed on
         September 30, 1996.                            November 14, 1996, File No. 33-96520-A.

10.18    Promissory Note in the amount of $2,400,000    Exhibit 10.21 to Post-Effective Amendment No. 2 to
         from the Company in favor of Barnett Bank,     Form SB-2 Registration Statement, filed on November
         N.A. dated September 30, 1996.                 14, 1996, File No. 33-96520-A.

10.19    Line of Credit Loan Agreement between the     Exhibit 10.22 to Post-Effective Amendment No. 2 to
         Company and Barnett Bank, N.A. dated          Form SB-2 Registration Statement, filed on November
         September 30, 1996.                           14, 1996, File No. 33-96520-A.

10.20    Security Agreement between the Company and    Exhibit 10.23 to Post-Effective Amendment No. 2 to
         Barnett Bank, N.A. dated September 30, 1996.  Form SB-2 Registration Statement, filed on November
                                                       14, 1996, File No. 33-96520-A.


10.21    Promissory Note in the amount of $1,000,000   Exhibit 10.24 to Post-Effective Amendment No. 2 to
         in favor of Barnett Bank, N.A. dated          Form SB-2 Registration Statement, filed on November
         September 30, 1996                            14, 1996, File No. 33-96520-A.

10.22    Merger Agreement between Smart Choice         Exhibit 10.1 to Form 8-K, filed on February 12,
         Holdings, Inc., the Company, Thomas E.        1997, File No. 1-14082.
         Conlan and Gerald C. Parker dated
         December 30, 1997.

10.23    Non-Qualified Stock Option Agreement in       Exhibit 4.1 to Form 8-K, filed on February 12,
         favor of Ralph H. Eckler, dated January 28,   1997, File No. 1-14082.
         1997.

10.24    Registration Rights Agreement with Ralph H.   Exhibit 4.2 to Form 8-K, filed on February 12,
         Eckler, dated January 28, 1997.               1997, File No. 1-14082.

10.25    Executive Employment Agreement with Ralph H.  Exhibit 10.2 to Form 8-K, filed on February 12,
         Eckler, dated January 28, 1997.               1997, File No. 1-14082.

10.26    First Amended and Restated Loan and           Exhibit 4.1 to Form 10-Q, filed on May 20, 1997,
         Security Agreement between Florida Finance    File No. 1-14082.
         Group, Inc. ("FFG") and Finova Capital
         Corporation ("Finova"), dated
         February 4, 1997.

10.27    Warrant to Purchase Common Stock of the       Exhibit 4.2 to Form 10-Q, filed on May 20, 1997,
         Company between the Company and Finova,       File No. 1-14082.
         dated January 13, 1997.

10.28    Sixth Amended and Restated Promissory Note    Exhibit 4.3 to Form 10-Q, filed on May 20, 1997,
         dated May 7, 1997, $35,000,000 principal      File No. 1-14082.
         amount, FFG and Liberty Finance Company,
         makers, Finova, payee.

10.29    First Amended and Restated Schedule to        Exhibit 4.4 to Form 10-Q, filed on May 20, 1997,
         Amended and Restated Loan and Security        File No. 1-14082.
         Agreement, FFG, borrower, Finova, lender,
         dated April 22, 1997.

10.30    Guaranty to Finova from the Company dated     Exhibit 4.5 to Form 10-Q, filed on May 20, 1997,
         January 13, 1997.                             File No. 1-14082.

10.31    Stock Purchase Agreement dated January 28,    Exhibit 10.1 to Form 10-Q, filed on May 20, 1997,
         1997 between SCHI and Gary Smith.             File No. 1-14082.

10.32    Promissory Note dated January 28, 1997,       Exhibit 10.2 to Form 10-Q filed on May 20, 1997,


               First Choice Auto Finance, Inc. ("FCAF"),     File No. 1-14082.
               maker, Gary Smith, payee, in the principal
               amount of $1,031,008.

10.33          Asset Purchase Agreement dated January 28,    Exhibit 10.3 to Form 10-Q, filed on May 20, 1997,
               1997 between FCAF and Gary Smith.             File No. 1-14082.

10.34          Asset Purchase Agreement dated December 19,   Exhibit 10.4 to Form 10-Q, filed on May 20, 1997,
               1996 among FCAF, Jack Winters Enterprises,    File No. 1-14082.
               Inc., Jack Winters, and F. Craig Clements.

10.35          Addendum to Asset Purchase Agreement dated    Exhibit 10.5 to Form 10-Q, filed on May 20, 1997,
               March 24, 1997 among FCAF, Jack Winters       File No. 1-14082.
               Enterprises, Inc., Jack Winters, and F.
               Craig Clemens.

10.36          Merger Agreement dated February 12, 1997      Exhibit 10.1 to Form 8-K, filed on February 26,
               among the Company, R.C. Hill Acquisition,     1997, File No. 1-14082.
               Inc., and R.C. Hill, II.

10.37          Stock Purchase Agreement dated February 12,   Exhibit 10.10 to Form 8-K, filed on February 26,
               1997 among the Company, FCAF, and R.C.        1997, File No. 1-14082.
               Hill, II.

10.38          Corporate Guaranty of the Company in favor    Exhibit 10.12 to Form 8-K, filed on February 26,
               of R.C. Hill, II, dated February 12, 1997.    1997, File No. 1-14082.

10.39          Registration Rights Agreement between the     Exhibit 4.1 to Form 8-K, filed on February 26,
               Company and R.C. Hill, II, dated February     1997, File No. 1-14082.
               12, 1997.

10.40          Asset Purchase Agreement among FCAF, Palm     Exhibit 10.17 to Form 8-K, filed on February 26,
               Beach Finance and Mortgage Company ("PBF"),   1997, File No. 1-14082.
               Two Two Five North Military Corp. ("225"),
               and David Bumgardner, and Amendment thereto.

10.41          Loan and Security Agreement between 225 and   Exhibit 10.18 to Form 8-K, filed on February 26,
               FCAF dated February 14, 1997.                 1997, File No. 1-14082.

10.42          9% Secured Convertible Note of FCAF to 225    Exhibit 10.20 to Form 8-K, filed on February 26,
               and PBF, in the principal amount of           1997, File No. 1-14082.
               $800,000.

10.43          9% Convertible Debenture of SCHI to PBF,      Exhibit 10.21 to Form 8-K, filed on February 26,
               in the principal amount of $467,601.          1997, File No. 1-14082.


10.44          Lease between David Bumgardner as Lessor      Exhibit 10.22 to Form 8-K, filed on February 26,
               and FCAF, Lessee,                             1997, File No. 1-14082.

10.45          Promissory Note for $205,574 by FCAF in       Exhibit 10.19 to Form 8-K, filed on February 26,
               favor of David Bumgardner.                    1997, File No. 1-14082.

10.46          Indemnification Agreement in favor of Palm    Exhibit 10.23 to Form 8-K, filed on February 26,
               Beach Finance and Two Two Five North          1997, File No. 1-14082.
               Military Trail by FCAF, dated
               February 14, 1997.

10.47          Executive Employment Agreement between the    Exhibit 10.14 to Form 10-Q, filed on May 20,
               Company and Fred E. Whaley.                   1997, File No. 1-14082.

10.48          Executive Employment Agreement between the    Exhibit 10.15 to Form 10-Q, filed on May 20,
               Company and Gary Smith.                       1997, File No. 1-14082.

10.49          Executive Employment Agreement between the    Exhibit 10.16 to Form 10-Q, filed May 20, 1997,
               Company and Robert Abrahams.                  File No. 1-14082.

10.50          Convertible Senior Promissory Note dated      Exhibit 10.18 to Form 10-Q, filed May 20, 1997,
               March 31, 1997, the Company, maker, Sirrom,   File No. 1-14082.
               payee.

10.51          Convertible Senior Promissory Note dated      Exhibit 10.19 to Form 10-Q, filed May 20, 1997,
               May 13, 1997, the Company, maker, Sirrom,     File No. 1-14082.
               payee.

10.52          Amended and restated Registration Rights      Exhibit 10.20 to Form 10-Q, filed May 20, 1997,
               Agreement between the Company and Sirrom,     File No. 1-14082.
               dated May 13, 1997.

10.53          Asset Purchase Agreement dated as of June     Exhibit 10.1 to Form 8-K, filed on July 15, 1997,
               30, 1997 among the Company and Roman Fedo,    File No. 1-14082.
               Fedo Finance, Inc. and Roman Fedo.

10.54          Asset Purchase Agreement dated as of June     Exhibit 10.1 to Form 8-K filed on July 14, 1997,
               27, 1997 among the Company, Strata Holding,   File No. 1-14082.
               Inc., Ready Finance, Inc., Donald Cook,
               Marilyn Cook and Madie A. Stratemeyer.

27             Financial Data Schedules.

                  (b)    REPORTS ON FORM 8-K

                         A CURRENT REPORT ON FORM 8-K ITEM 2 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON JUNE 27, 1997.

                         A CURRENT REPORT ON FORM 8-K ITEM 2 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON JUNE 30, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 1997.

                                        SMART CHOICE AUTOMOTIVE GROUP, INC.

                                        By: /s/ GARY R. SMITH
                                           --------------------------------
                                           Gary R. Smith
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURES              TITLE                                   DATE

/s/ GARY R. SMITH          President, Chief Executive         August 19, 1997
--------------------
Gary R. Smith              Officer and Director

/s/ FRED E. WHALEY         Executive Vice President,          August 19, 1997
--------------------
Fred E. Whaley             and Director
                           (Chief Financial Officer)

/s/ RICHARD  M. TODD       Vice President of Finance          August 19, 1997
--------------------
Richard M. Todd

/s/ ERNEST RESTINA         Controller                         August 19, 1997
--------------------
Ernest Restina

                                 EXHIBIT INDEX

EXHIBIT
-------

10.16.1 Loan Modification Agreement between the Company and Barnett Bank dated April 15, 1997

27                    Financial Data Schedule