Form 10-Q
period 1997-09-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1997-11-19
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to _______________

                         Commission file number 1-14082

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                       -----------------------------------
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

                                 (407) 269-9680
              (Registrant's telephone number, including area code)

                             Eckler Industries, Inc.
                             -----------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X__    No ______


Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 14, 1997, 9,278,385 shares of the Registrant's Common Stock were issued and outstanding.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              Index to Form 10-Q



PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

 Smart Choice Automotive Group, Inc.

          Condensed Consolidated Balance Sheets as of
                    September 30, 1997 (unaudited) and December 31, 1996 5 Condensed Consolidated Statements of Operations for the
                   Three Months and Nine Months Ended
                   September 30, 1997 (unaudited)                             7
          Condensed Consolidated Statement of Stockholders' Equity
                   for the Nine Months Ended September 30, 1997               8
          Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 1997
                   and 1996 (unaudited)                                       9
          Notes to Condensed Consolidated Financial Statements               11

 Liberty Finance Company, Inc. and Affiliates

          Condensed Combined Balance Sheet as of
                   December 31, 1996                                         15
          Condensed Combined Statement of Operations for the
                   Period January 1, 1997 to February 12, 1997 (unaudited) 17 Condensed Combined Statement of Cash Flows for the
                   Period January 1, 1997 to February 12, 1997 (unaudited) 18 Condensed Combined Statement of Operations for the
                   Three Months and Nine Months Ended
                   September 30, 1996 (unaudited)                            19
          Condensed Combined Statement of Cash Flows for the
                   Nine Months Ended September  30, 1996 (unaudited)         20

                                                                     -Continued-

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              Index to Form 10-Q
                                                                     (Continued)


 Florida Finance Group, Inc., Suncoast Auto Brokers, Inc.
 and Suncoast Auto Brokers Enterprises, Inc.

          Condensed Combined Balance Sheet as of
                   December 31, 1996                                         21
          Condensed Combined Statement of Operations for the
                   Period January 1, 1997 to January 28, 1997 (unaudited) 23 Condensed Combined Statement of Cash Flows for the
                   Period January 1, 1997 to January 28, 1997 (unaudited) 24 Condensed Combined Statement of Operations for the
                   Three Months and Nine Months Ended
                   September 30, 1996 (unaudited)                            25
          Condensed Combined Statement of Cash Flows for the
                   Nine Months Ended September 30, 1996 (unaudited)          26

 Two Two Five North Military Trail Corporation d/b/a Miracle Mile
 Motors and Palm Beach Finance Company, Inc.

           Condensed Combined Balance Sheet as of
                    December 31, 1996                                        27
           Condensed Combined Statement of Income for the
                    Period January 1, 1997 to February 14, 1997 (unaudited) 29 Condensed Combined Statement of Cash Flows for the
                    Period January 1, 1997 to February 14, 1997 (unaudited) 30 Condensed Combined Statement of Income for the
                    Three Months and Nine Months Ended
                    September 30, 1996 (unaudited)                           31
           Condensed Combined Statement of Cash Flows for the
                    Nine Months Ended September 30, 1996 (unaudited)         32

  Eckler Industries, Inc.

           Condensed Balance Sheet as of December 31, 1996 (unaudited)       33
           Condensed Statement of Operations for the
                    Period January 1, 1997 to January 28, 1997 (unaudited) 35 Condensed Statement of Cash Flows for the
                    Period January 1, 1997 to January 28, 1997 (unaudited) 36 Condensed Statement of Operations for the Three Months and
                    Nine Months Ended September 30, 1996 (unaudited)         37
           Condensed Statement of Cash Flows for the
                    Nine Months Ended September 30, 1996 (unaudited)         38

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              Index to Form 10-Q
                                                                     (Continued)





Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         39

PART II-OTHER INFORMATION

Item 2.   Changes in Securities                                              50

Item 6.   Exhibits and Reports on Form 8-K                                   51

                                     PART I

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL INFORMATION


Item 1.   Financial Statements




                                                                                SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                              Condensed Consolidated Balance Sheets


                                                                    (Unaudited)
                                                      As of  September 30, 1997           As of December 31, 1996

 ASSETS


   Cash and Cash Equivalents                                        $     897,569                 $      -
   Accounts Receivable                                                  2,233,030                     25,000

   Finance Receivables:
     Principal Balances, Net                                           35,766,667                        -
      Less: Allowance for Credit Losses                                (6,111,271)                       -
---------------------------------------------------------------------------------------------------------------------------
   Finance Receivables, Net                                            29,655,396                        -


   Inventories, at Cost                                                13,301,911                        -
   Land Held for Resale                                                 1,050,000                        -
   Property and Equipment, Net                                          4,983,423                     22,454
   Notes Receivable                                                     4,575,612                    400,000
   Deferred Acquisition Costs                                              33,622                    194,101
   Deferred Debt Costs                                                  1,142,062                     24,735
   Deferred Offering Costs                                                480,183                        -
   Deferred Loan Origination Costs                                        428,459                        -
   Goodwill                                                            27,350,439                        -
   Prepaid Expenses                                                     1,136,220                        -
   Deposits                                                               148,122                     50,000
   Other Assets                                                           126,498                        -
---------------------------------------------------------------------------------------------------------------------------

                                                                    $  87,542,546                 $  716,290
---------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements


                                                                                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                     Condensed Consolidated Balance Sheets


---------------------------------------------------------------------------------------------------------------------------

                                                                                   (Unaudited)
                                                                      As of September 30, 1997    As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Bank Overdraft                                                             $          -           $    82,884
     Accounts Payable                                                               4,017,752              438,890
     Accrued Expenses                                                               3,496,298              183,314
     Deferred Income                                                                   48,476                 -
     Floorplan Payable                                                              6,361,858                 -
     Capital Lease Obligations                                                        424,028                 -
     Notes Payable                                                                 46,888,042               60,000
     Convertible Debt                                                                 562,000              262,000
     Acquisition Debt                                                              10,064,475                 -
     Other Liabilities                                                                 73,245                 -
---------------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                               71,936,174            1,027,088
---------------------------------------------------------------------------------------------------------------------------


   Redeemable Preferred Stock                                                       3,939,851              385,039

   Stockholders' Equity (Deficit):
     Common Stock                                                                      92,784               54,884
     Additional Paid In Capital                                                    20,412,438              (46,933)
     Accumulated Deficit                                                           (7,835,230)            (703,788)
     Unearned Compensation                                                         (1,003,471)                -
---------------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity (Deficit)                                            11,666,521             (695,837)
---------------------------------------------------------------------------------------------------------------------------

                                                                                $  87,542,546          $   716,290
---------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements




                                                                                    SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                        Condensed Consolidated Statements of Operations
                                                                                                            (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                                       Three Months And
                                                    Three Months Ended       Nine Months Ended        Nine Months Ended
                                                    September 30, 1997      September 30, 1997       September 30, 1996
------------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:

    Sales at New Car Dealerships                          $  2,624,884            $  2,624,884           $         -
    Sales at Used Car Dealerships                           10,941,288              22,730,067                     -
    Income on Finance Receivables                            2,173,807               4,624,482                     -
    Income from Insurance & Training                           352,347               1,003,603                     -
    Sales of Corvette Parts & Accessories                    4,419,463              12,391,663                     -
------------------------------------------------------------------------------------------------------------------------
                                                            20,511,789              43,374,699                     -
------------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related
Revenues:

    Cost of Sales at New Car Dealerships                     2,303,936               2,303,936                     -
    Cost of Sales at Used Car Dealerships                    7,316,758              16,011,303                     -
    Cost of Insurance & Training                                20,205                  56,919                     -
    Cost of Corvette Parts & Accessories Sales               2,935,303               7,844,569                     -
    Provision for Credit Losses                                862,370               2,411,181                     -
------------------------------------------------------------------------------------------------------------------------
                                                            13,438,572              28,627,908                     -
------------------------------------------------------------------------------------------------------------------------
 Net Revenues from Vehicle Sales and Vehicle
    Related Activities                                       7,073,217              14,746,791                     -
------------------------------------------------------------------------------------------------------------------------

 Expenses:
   Operating Expenses                                        5,332,674              15,352,522                  313,397
   Compensation Expense Related to
      Employee Stock Options                                    29,848               3,244,615                     -
-------------------------------------------------------------------------------------------------------------------------
                                                             5,362,522              18,597,137                 (313,397)
-------------------------------------------------------------------------------------------------------------------------

 Income (Loss) from Operations                               1,710,695              (3,850,346)                (313,397)
-------------------------------------------------------------------------------------------------------------------------

 Other Expense (Income):

    Interest Expense                                         1,710,656               3,459,269                     -
    Other Income                                              (135,689)               (249,438)                    -
    Miscellaneous Expense                                        1,047                  71,265
------------------------------------------------------------------------------------------------------------------------

                                                             1,576,014               3,281,096                     -
------------------------------------------------------------------------------------------------------------------------

 Net Income (Loss)                                        $    134,681            $ (7,131,442)          $     (313,397)
------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                               $       0.01            $      (0.82)          $     (   0.08)
------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares
    and Share Equivalents Outstanding                        9,252,451               8,692,470                4,153,077
------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements




                                                                                           SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                      Condensed Consolidated Statement of Stockholders' Equity
                                                                                                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Nine Months Ended
                                                                                                             September 30, 1997
-------------------------------------------------------------------------------------------------------------------------------
                                             Common Stock              Additional       Accumulated     Unearned
                                         Shares          Amount      Paid-in Capital     Deficit    Compensation        Total
                                        -----------------------      ---------------  -----------   ------------    -----------

Balance at December 31, 1996            5,488,432      $  54,884      $   (46,933)   $  (703,788)    $    --        $  (695,837)

Common stock issued for acquisitions    4,110,952         41,110       14,372,770           --            --         14,413,880

Contribution and retirement
of common stock                          (331,428)        (3,314)           3,314           --            --                 --

Common stock options granted
to employees and directors                   --             --          3,480,897           --        (1,211,099)     2,269,798

Common stock options granted to
lenders and consultants                      --             --          1,054,075           --            --          1,054,075

Treasury stock purchased
and retired                                (2,000)           (20)         (13,570)          --            --            (13,590)

Issuance of common stock for
professional services                      12,429            124           77,682           --            --             77,806

Convertible debt issued at
a discount                                   --             --            525,000           --            --            525,000

Common stock issued by
stockholders for cancellation
of common stock options                      --             --            800,000           --            --            800,000

Contribution to capital                      --             --            159,203           --            --            159,203

Amortization of unearned
compensation                                 --             --                --            --           207,628        207,628

Net Loss                                     --             --                --      (7,131,442)         --         (7,131,442)
                                        ---------         ------      -----------    -----------     -----------    -----------

Balance at September 30, 1997           9,278,385      $  92,784      $20,412,438    $(7,835,230)    $(1,003,471)   $11,666,521
                                        =========      =========      ===========    ===========     ===========    ===========





                                                                                           SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                               Condensed Consolidated Statements of Cash Flows
                                                                                                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended                 Nine Months Ended
                                                                          September 30, 1997                September 30, 1996
-------------------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net loss                                                                  $  (7,131,442)                       $   (313,397)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
      Provision for credit losses                                                1,130,195                                 --
      Common stock and options issued for consulting fees                          127,806                               3,808
      Loss on disposal of fixed assets                                              16,649                                 --
      Stock option compensation                                                  3,244,615                                 --
      Depreciation and amortization                                              1,257,016                                 --
      Cash provided by (used for), net of effect of acquisitions:                                                          --
         Accounts receivable                                                      (627,785)                                --
         Inventory                                                              (4,432,309)                                --
         Prepaid expenses                                                          238,579                                 --
         Other assets                                                             (423,190)                                --
         Accounts payable                                                        1,275,522                             284,636
         Accrued expenses                                                        3,120,121                              51,733
         Deferred income                                                          (185,335)                                --
         Other liabilities                                                          32,813                                 --
         Customer deposits                                                        (290,247)                                --
         Floorplan payable                                                       2,378,293                                 --
-------------------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                              (268,699)                            26,780
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Increase in finance receivables                                             (6,220,717)                                --
    Cash for acquisitions, net of cash acquired                                 (8,100,020)                                --
    Increase in advances to affiliate                                           (3,184,129)                                --
    Issuance of notes receivable                                                  (630,167)                                --
    Increase in deposits                                                          (822,200)                           (16,899)
    Increase in deferred acquisition costs                                         (51,717)                           (63,537)
    Purchase of property and equipment                                            (656,434)                           (24,586)
    Proceeds from sale of property and equipment                                   138,293                                 --
    Increase in other assets                                                       (47,047)                                --
--------------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                         (19,574,138)                          (105,022)
--------------------------------------------------------------------------------------------------------------------------------

                                              Continued on next page





                                                                                      SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                          Condensed Consolidated Statements of Cash Flows
                                                                                                              (Unaudited)
                                                                                                              (Continued)

--------------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months Ended          Nine Months Ended
                                                                            September 30, 1997         September 30, 1996
--------------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
    Principal payments on notes payable                                           $ (2,960,890)              $         --
    Proceeds from issuance of Sirrom debt                                            7,500,000                         --
    Proceeds from issuance of notes payable                                         15,024,902                         --
    Increase in deferred debt and offering costs                                      (667,132)                   (56,478)
    Proceeds from issuance of preferred stock                                          590,000                    135,000
    Proceeds from issuance of common stock                                                  --                      1,000
    Purchase of treasury stock                                                         (13,590)                        --
    Proceeds from issuance of convertible debentures                                 1,350,000                         --
    Bank overdraft                                                                     (82,884)                        --
--------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                          20,740,406                     79,522
--------------------------------------------------------------------------------------------------------------------------

 Net increase in cash and cash equivalents                                             897,569                      1,280

 Cash and cash equivalents at beginning of period                                           --
--------------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                       $    897,569               $      1,280
--------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                            Notes to Condensed Consolidated Financial Statements

================================================================================

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

NOTE 2 - ACQUISITIONS

     Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.", operates new vehicle dealerships and a network of self-financed used vehicle dealerships in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates automobile dealers training and insurance divisions as well as Eckler's, one of the largest suppliers of Corvette parts and accessories in the world. On January 28, 1997, pursuant to an Agreement and Plan of Merger by and among Eckler Industries, Inc. ("EII"), Eckler Acquisition Corporation, Ralph H. Eckler, Smart Choice Holdings, Inc. ("SCHI"), Thomas E. Conlan and Gerald C. Parker, dated December 30, 1996 (the "Agreement"), EII acquired all of the issued and outstanding shares of common stock of SCHI in exchange for 2,927,939 shares of EII Class A and 1,576,324.5 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII is the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, the assets and liabilities of EII are recorded at their estimated fair values and the accounts of EII are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

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

On June 30, 1997, the Company acquired the assets of Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida and FFG services the finance receivables purchased from FFI. The assets of FEDO and FFI are recorded at their estimated fair values and their accounts are included in the consolidated financial statements from the date of acquisition (June 30, 1997).

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                            Notes to Condensed Consolidated Financial Statements
                                                                     (Continued)

===============================================================================

On August 21, 1997, the Company acquired the assets of Jack Winters Enterprises, Inc. ("Winters"). These assets consisted of a retail automobile dealership located in Stuart, Florida for Volvo automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 2, Inc., a 100% owned subsidiary of the Company and is doing business as Motorcars of Stuart. The assets of Winters are recorded at their estimated fair values and the accounts are included in the consolidated financial statements from the date of acquisition (August 21, 1997).

On August 29, 1997, the Company acquired the stock of B&B Enterprises, Inc. ("B&B"). B&B operates a retail automobile dealership located in Stuart, Florida for Nissan automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 1, Inc., a 100% owned subsidiary of the Company and is doing business as Stuart Nissan. The assets of B&B are recorded at their estimated fair values and the accounts are included in the consolidated financial statements from the date of acquisition (August 29, 1997).

NOTE 3 - SUMMARY OF FINANCE RECEIVABLES

The following is a summary of principal balances, net as of September 30, 1997:

                                                  September 30, 1997

                                                  -----------------

             Contractually Scheduled Payments          $ 48,502,838
             Less: Unearned Finance Charges            ( 12,736,171)
                                                  ------------------

             Principal Balances, Net                   $ 35,766,667
                                                  ==================


NOTE 4 - PRESENTATION OF DEALERSHIP REVENUES AND COST OF REVENUES

Revenues from Company dealership operations consist of Sales at New Car Dealerships, Sales at Used Car Dealerships, Income on Finance Receivables, Income from Insurance and Training, and Sales of Corvette Parts and Accessories. Vehicle and Vehicle Related cost of Revenues is comprised of Cost of Sales at New Car Dealerships, Cost of Sales at Used Car Dealerships, Provision for Credit Losses, Costs of Insurance and Training and Cost of Corvette Parts and Accessories Sold.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                            Notes to Condensed Consolidated Financial Statements
                                                                     (Continued)

===============================================================================



The prices at which the Company sells cars at its Used Car Dealerships and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, many of whom ultimately default. The Provision for Credit Losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated at Company dealerships as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit/margin in its Statement of Operations calculated as Sales at New and Used Car Dealerships less cost of sales at New and Used Car Dealerships.


NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during each period. Common stock equivalents have not been included since their effect would be antidilutive.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest during the nine months ended September 30, 1997 was $2,342,707. The Company's non-cash investing and financing activities were as follows:

Long term debt and capital lease obligations
incurred in connection with the purchase of
property and equipment                                 $ 1,111,354

Promissory notes issued in connection with
acquisitions (see Note 2)                              $10,984,272

Common stock issued in connection with
acquisitions (see Note 2)                              $14,413,882

Common stock issued for services rendered              $    71,431

Note payable to stockholder cancelled and
contributed to capital                                 $   159,311

Long term debt incurred, proceeds received
in October 1997                                        $ 1,500,000

Preferred stock issued, proceeds received
in October 1997                                        $ 3,000,000


NOTE 7 - STOCKHOLDERS' EQUITY

During 1997 the Company authorized an increase in the par value of its common stock from $.001 to $.01. All share information contained in the accompanying financial statements have been retroactively adjusted to give effect to the increase in par value.

                              LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                        Condensed Combined Balance Sheet

------------------------------------------------------------------------

                                                As of December 31, 1996
------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                        $           163,184

   Finance Receivables:
      Principal Balances, Net                                12,283,431
      Less: Allowance for Credit Losses                        (900,000)
------------------------------------------------------------------------
   Finance Receivables, Net                                  11,383,431

   Inventories, at Cost                                       2,861,848
   Land Held for Resale                                       1,050,000
   Property and Equipment, Net                                  272,543
   Other Assets                                                  87,908
------------------------------------------------------------------------



                                                      $      15,818,914
------------------------------------------------------------------------

                              LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                        Condensed Combined Balance Sheet

------------------------------------------------------------------------

                                                As of December 31, 1996
------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
      Accounts Payable                               $          473,088
      Accrued Expenses                                          116,077
      Floorplan Payable                                       1,378,601
      Notes Payable                                          13,059,981
      Related Party Payable                                     197,237
      Other Liabilities                                         113,781
-----------------------------------------------------------------------
   Total Liabilities                                         15,338,765
-----------------------------------------------------------------------

   Stockholders' Equity:
      Common Stock                                                  700
      Stock Subscriptions                                          (600)
      Additional Paid In Capital                                703,044
      Deficit                                                  (222,995)
------------------------------------------------------------------------
   Total Stockholders' Equity                                   480,149
------------------------------------------------------------------------


                                                      $      15,818,914
------------------------------------------------------------------------

                           LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                           Condensed Combined Statement of Operations
                                                          (Unaudited)

----------------------------------------------------------------------
                                               Period January 1, 1997
                                                 to February 12, 1997
----------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                         $        1,296,130
    Income on Finance Receivables                             458,028
    Income from Insurance & Training                            3,724
    Income from Parts & Accessories                            55,708
----------------------------------------------------------------------
                                                            1,813,590
----------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                              1,394,719
    Cost of Insurance & Training                                2,524
    Cost of Parts & Accessories Sold                           49,173
    Provision for Credit Losses                                65,315
----------------------------------------------------------------------
                                                            1,511,731
----------------------------------------------------------------------

 Net Revenues from Vehicle Sales and Vehicle
    Related Activities                                        301,859
----------------------------------------------------------------------

 Operating Expenses                                           434,243
----------------------------------------------------------------------

 Loss from Operations                                        (132,384)
-----------------------------------------------------------------------

 Other Expense:
    Interest Expense                                          176,585
----------------------------------------------------------------------
                                                              176,585
----------------------------------------------------------------------

 Net Loss                                         $          (308,969)
-----------------------------------------------------------------------

                             LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                             Condensed Combined Statement of Cash Flows
                                                            (Unaudited)

-------------------------------------------------------------------------
                                                  Period January 1, 1997
                                                    to February 12, 1997
-------------------------------------------------------------------------

 Cash flows from operating activities:
     Net loss                                            $      (308,969)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
        Depreciation and amortization                            27,846
        Cash provided by (used for):
           Accounts receivable                                   (35,150)
           Inventory                                             691,586
           Prepaid expenses                                      (25,498)
           Other assets                                           46,244
           Accounts payable                                      218,244
           Accrued expenses                                       28,174
           Floorplan payable                                    (518,081)
-------------------------------------------------------------------------
Net cash provided by operating activities                        124,396
-------------------------------------------------------------------------

 Cash flows from investing activities:
    Decrease in finance receivables                              234,795
    Purchase of property and equipment                            (2,410)
    Increase in other assets                                     (45,375)
-------------------------------------------------------------------------
Net cash provided by investing activities                        187,010
-------------------------------------------------------------------------

 Cash flows from financing activities:
    Net repayments from related party                           (197,237)
    Principal payments on notes payable                         (241,697)
    Distribution to stockholder                                   (5,000)
-------------------------------------------------------------------------
 Net cash used in financing activities                          (443,934)
-------------------------------------------------------------------------

 Net decrease in cash and cash equivalents                      (132,528)

 Cash and cash equivalents at beginning of period                163,184
-------------------------------------------------------------------------

 Cash and cash equivalents at end of period            $          30,656
-------------------------------------------------------------------------




                                                                            LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                                                           Condensed Combined Statement of  Operations
                                                                                                           (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                Nine Months Ended
                                                                     September 30, 1996               September 30, 1996
-------------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                                                  $ 4,583,912                     $ 12,864,005
    Income on Finance Receivables                                               773,180                        2,237,992
    Income from Insurance & Training                                             54,390                          286,255
    Income from Parts & Accessories                                             371,267                        1,138,395
-------------------------------------------------------------------------------------------------------------------------
                                                                              5,782,749                       16,526,647
-------------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                                                4,113,771                       10,728,584
    Cost of Insurance & Training                                                 41,860                          132,649
    Cost of Parts & Accessories Sold                                            257,668                          733,962
    Provision for Credit Losses                                                 931,434                          993,590
-------------------------------------------------------------------------------------------------------------------------
                                                                              5,344,733                       12,588,785
-------------------------------------------------------------------------------------------------------------------------

 Net Revenues from Vehicle Sales and Vehicle Related
 Activities                                                                     438,016                        3,937,862
-------------------------------------------------------------------------------------------------------------------------

 Operating Expenses                                                           1,092,557                        3,259,890
-------------------------------------------------------------------------------------------------------------------------

 Income (Loss) from Operations                                                 (654,541)                         677,972
-------------------------------------------------------------------------------------------------------------------------

 Other Expense (Income):
    Interest Expense                                                            358,433                          956,478
    Other Expense (Income)                                                        2,102                          (22,977)
    Miscellaneous Expense (Income)                                                 (277)                          34,565
-------------------------------------------------------------------------------------------------------------------------
                                                                                360,258                          968,066
-------------------------------------------------------------------------------------------------------------------------

 Net Loss                                                                  $ (1,014,799)                      $ (290,094)
--------------------------------------------------------------------------------------------------------------------------






                                                                          LIBERTY FINANCE COMPANY, INC. & AFFILIATES
                                                                          Condensed Combined Statement of Cash Flows
                                                                                                         (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended
                                                                                                  September 30, 1996
---------------------------------------------------------------------------------------------------------------------


 Cash flows from operating activities:
   Net loss                                                                                          $      (290,094)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
       Depreciation and amortization                                                                          43,714
       Provision for credit losses                                                                         1,081,967
       Cash provided by (used for):
          Inventory                                                                                         (998,735)
          Other assets                                                                                       (49,359)
          Accounts and drafts payable                                                                        640,250
          Accrued expenses                                                                                    (9,767)
          Floorplan payable                                                                                  175,423
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                   593,399
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Increase in finance receivables                                                                       (2,771,381)
    Purchase of property and equipment                                                                       (47,996)
----------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                    (2,819,377)
----------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Net repayments to related party                                                                          (182,096)
   Distributions to stockholder                                                                             (305,081)
   Proceeds from issuance of notes payable                                                                 2,756,690
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                                 2,269,513
---------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                                     43,535

 Cash and cash equivalents at beginning of period                                                              8,368
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                           $        51,903
---------------------------------------------------------------------------------------------------------------------




                                                                                         FLORIDA FINANCE GROUP, INC.
                                                                                         SUNCOAST AUTO BROKERS, INC.
                                                                             SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                                    Condensed Combined Balance Sheet

---------------------------------------------------------------------------------------------------------------------

                                                                                             As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                                                                        $         20,272

   Finance Receivables:
     Principal Balances, Net                                                                               5,479,404
     Less: Allowance for Credit Losses                                                                    (1,095,645)
 --------------------------------------------------------------------------------------------------------------------
   Finance Receivables, Net                                                                                4,383,759

   Inventories, at Cost                                                                                      440,317
   Property and Equipment, Net                                                                               111,950
   Prepaid Expenses                                                                                           44,705
   Other Assets                                                                                                2,360
---------------------------------------------------------------------------------------------------------------------




                                                                                                      $    5,003,363
---------------------------------------------------------------------------------------------------------------------






                                                                                         FLORIDA FINANCE GROUP, INC.
                                                                                         SUNCOAST AUTO BROKERS, INC.
                                                                             SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                                    Condensed Combined Balance Sheet

---------------------------------------------------------------------------------------------------------------------

                                                                                             As of December 31, 1996
---------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' DEFICIT
   Liabilities:
     Accounts Payable                                                                             $           95,093
     Accrued Expenses                                                                                         16,505
     Deferred Income                                                                                         134,571
     Notes Payable                                                                                         5,018,343
     Stockholder Loans                                                                                       345,250
     Related Party Payable                                                                                   811,600
---------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                                       6,421,362
---------------------------------------------------------------------------------------------------------------------

   Stockholders' Deficit:
     Common Stock                                                                                              1,600
     Additional Paid In Capital                                                                              220,129
     Deficit                                                                                              (1,639,728)
---------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Deficit                                                                            (1,417,999)
---------------------------------------------------------------------------------------------------------------------


                                                                                                    $      5,003,363
---------------------------------------------------------------------------------------------------------------------




                                                                                         FLORIDA FINANCE GROUP, INC.
                                                                                         SUNCOAST AUTO BROKERS, INC.
                                                                             SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                          Condensed Combined Statement of Operations
                                                                                                         (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                              Period January 1, 1997
                                                                                                 to January 28, 1997
---------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                                                                          $        225,599
    Income on Finance Receivables                                                                            162,203
    Income from Parts & Accessories                                                                            1,235
---------------------------------------------------------------------------------------------------------------------
                                                                                                             389,037
---------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                                                                               272,312
    Cost of Parts & Accessories Sold                                                                           8,970
    Provision for Credit Losses                                                                                8,538
---------------------------------------------------------------------------------------------------------------------
                                                                                                             289,820
---------------------------------------------------------------------------------------------------------------------

Net Revenues from Vehicle Sales and Vehicle Related Activities                                                99,217
---------------------------------------------------------------------------------------------------------------------

 Operating Expenses                                                                                          152,053
---------------------------------------------------------------------------------------------------------------------

 Loss from Operations                                                                                        (52,836)
----------------------------------------------------------------------------------------------------------------------

 Other Expense:
    Interest Expense                                                                                          64,061
---------------------------------------------------------------------------------------------------------------------
                                                                                                              64,061
---------------------------------------------------------------------------------------------------------------------

 Net Loss                                                                                          $        (116,897)
----------------------------------------------------------------------------------------------------------------------






                                                                                         FLORIDA FINANCE GROUP, INC.
                                                                                         SUNCOAST AUTO BROKERS, INC.
                                                                             SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                          Condensed Combined Statement of Cash Flows
                                                                                                         (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                              Period January 1, 1997
                                                                                                 to January 28, 1997
---------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net loss                                                                                      $          (116,897)
   Adjustments to reconcile net loss to
   net cash provided by operating activities:
       Depreciation and amortization                                                                           2,750
       Cash provided by (used for):
          Inventory                                                                                          221,697
          Prepaid expenses                                                                                       650
          Accounts payable                                                                                   (67,993)
          Accrued expenses                                                                                    87,749
          Deferred income                                                                                     (4,464)
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                   123,492
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Increase in finance receivables                                                                          (25,306)
    Increase in other assets                                                                                    (750)
---------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                       (26,056)
---------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Principal payments on notes payable                                                                       (93,087)
---------------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                                                       (93,087)
---------------------------------------------------------------------------------------------------------------------

 Net increase in cash and cash equivalents                                                                     4,349

 Cash and cash equivalents at beginning of period                                                             20,272
---------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                                        $          24,621
---------------------------------------------------------------------------------------------------------------------




                                                                                          FLORIDA FINANCE GROUP, INC.
                                                                                          SUNCOAST AUTO BROKERS, INC.
                                                                              SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                           Condensed Combined Statement of Operations
                                                                                                          (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                 Nine Months Ended
                                                                 September 30, 1996                September 30, 1996
----------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                                              $   654,557                      $  3,433,326
    Income on Finance Receivables                                           447,974                         1,231,551
----------------------------------------------------------------------------------------------------------------------
                                                                          1,102,531                         4,664,877
----------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                                              517,782                         2,791,134
    Provision for Credit Losses                                              72,115                           255,421
----------------------------------------------------------------------------------------------------------------------
                                                                            589,897                         3,046,555
----------------------------------------------------------------------------------------------------------------------

 Net Revenues from Vehicle Sales and Vehicle
    Related Activities                                                      512,634                         1,618,322
----------------------------------------------------------------------------------------------------------------------

 Operating Expenses                                                         411,039                         1,308,869
----------------------------------------------------------------------------------------------------------------------

 Income from Operations                                                     101,595                           309,453
----------------------------------------------------------------------------------------------------------------------

 Other Expense:
    Interest Expense                                                        192,188                           509,309
----------------------------------------------------------------------------------------------------------------------
                                                                            192,188                           509,309
----------------------------------------------------------------------------------------------------------------------

 Net Loss                                                              $   (90,593)                      $  (199,856)
----------------------------------------------------------------------------------------------------------------------





                                                                                         FLORIDA FINANCE GROUP, INC.
                                                                                         SUNCOAST AUTO BROKERS, INC.
                                                                             SUNCOAST AUTO BROKERS ENTERPRISES, INC.
                                                                          Condensed Combined Statement of Cash Flows
                                                                                                         (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended
                                                                                                  September 30, 1996
---------------------------------------------------------------------------------------------------------------------


 Cash flows from operating activities:
   Net loss                                                                                             $  (199,856)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
        Depreciation and amortization                                                                        20,251
        Cash provided by (used for):
           Accounts receivable                                                                               (27,774)
           Inventory                                                                                         315,729
           Prepaid expenses                                                                                   (8,093)
           Accounts payable                                                                                 (239,387)
           Accrued expenses                                                                                    2,391
           Deferred income                                                                                    68,366
---------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                                       (68,373)
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Increase in finance receivables                                                                       (1,299,233)
    Purchase of property and equipment                                                                        (3,514)
    Decrease in other assets                                                                                    (860)
---------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                    (1,303,607)
---------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Net advances from related party                                                                          (519,937)
   Proceeds from issuance of notes payable                                                                 1,852,224
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                                 1,332,287
---------------------------------------------------------------------------------------------------------------------

 Net decrease in cash and cash equivalents                                                                   (39,693)

 Cash and cash equivalents at beginning of period                                                             50,701
---------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                                            $      11,008
---------------------------------------------------------------------------------------------------------------------




                                                                 TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                                                     d/b/a MIRACLE MILE MOTORS
                                                                              PALM BEACH FINANCE COMPANY, INC.
                                                                              Condensed Combined Balance Sheet

---------------------------------------------------------------------------------------------------------------

                                                                                       As of December 31, 1996
---------------------------------------------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                                                                  $        192,999

   Finance Receivables:
     Principal Balances, Net                                                                         5,041,682
     Less: Allowance for Credit Losses                                                                (984,000)
---------------------------------------------------------------------------------------------------------------
   Finance Receivables, Net                                                                          4,057,682

   Inventories, at Cost                                                                                799,358
   Property and Equipment, Net                                                                          10,086
   Other Assets                                                                                         48,275
---------------------------------------------------------------------------------------------------------------





                                                                                              $      5,108,400
---------------------------------------------------------------------------------------------------------------





                                                                   TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION
                                                                                       d/b/a MIRACLE MILE MOTORS
                                                                                PALM BEACH FINANCE COMPANY, INC.
                                                                               Condensed Combined Balance Sheet

-----------------------------------------------------------------------------------------------------------------

                                                                                         As of December 31, 1996
-----------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                                                            $       220,887
     Accrued Expenses                                                                                    128,206
     Notes Payable                                                                                       300,000
-----------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                                     649,093
-----------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
     Common Stock                                                                                            800
     Additional Paid In Capital                                                                           20,000
     Retained Earnings                                                                                 4,438,507
-----------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                                          4,459,307
-----------------------------------------------------------------------------------------------------------------



                                                                                                  $    5,108,400
-----------------------------------------------------------------------------------------------------------------




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

---------------------------------------------------------------------------------------------------------------------
                                                                                              Period January 1, 1997
                                                                                                to February 14, 1997
---------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                                                                          $      1,334,472
    Income on Finance Receivables                                                                            178,098
---------------------------------------------------------------------------------------------------------------------
                                                                                                           1,512,570
---------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                                                                               942,541
    Provision for Credit Losses                                                                              118,273
---------------------------------------------------------------------------------------------------------------------

                                                                                                           1,060,814
---------------------------------------------------------------------------------------------------------------------

   Net Revenues from Vehicle Sales and Vehicle Related
   Activities                                                                                                451,756
---------------------------------------------------------------------------------------------------------------------

 Operating Expenses                                                                                          207,336
---------------------------------------------------------------------------------------------------------------------

 Income from Operations                                                                                      244,420
---------------------------------------------------------------------------------------------------------------------

 Other Expense:
    Interest Expense                                                                                           3,694
---------------------------------------------------------------------------------------------------------------------
                                                                                                               3,694
---------------------------------------------------------------------------------------------------------------------



 Net Income                                                                                        $         240,726
---------------------------------------------------------------------------------------------------------------------




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

--------------------------------------------------------------------------------------------------------------------
                                                                                             Period January 1, 1997
                                                                                               to February 14, 1997
--------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net income                                                                                   $           240,726
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                                                                             306
      Cash provided by (used for):
         Inventory                                                                                           16,202
         Other assets                                                                                        10,184
         Accounts payable                                                                                     9,858
         Accrued expenses                                                                                     9,311
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                  286,587
--------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Increase in finance receivables                                                                        (363,699)
---------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                     (363,699)
---------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Distribution to stockholder                                                                              (61,618)
   Proceeds from issuance of notes payable                                                                  100,000
--------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                                   38,382
--------------------------------------------------------------------------------------------------------------------

 Net decrease in cash and cash equivalents                                                                  (38,730)

 Cash and cash equivalents at beginning of period                                                           192,999
--------------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                                      $          154,269
--------------------------------------------------------------------------------------------------------------------



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

---------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                  Nine Months Ended
                                                               September 30, 1996                 September 30, 1996
---------------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Sales of Used Vehicles                                            $ 2,542,454                        $ 8,510,450
    Income on Finance Receivables                                         311,443                            905,195
---------------------------------------------------------------------------------------------------------------------
                                                                        2,853,897                          9,415,645
---------------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Used Vehicles Sold                                          1,907,731                          6,706,207
    Provision for Credit Losses                                           537,902                            865,030
---------------------------------------------------------------------------------------------------------------------
                                                                        2,445,633                          7,571,237
---------------------------------------------------------------------------------------------------------------------

 Net Revenues from Vehicle Sales and Vehicle
    Related Activities                                                    408,264                          1,844,408
---------------------------------------------------------------------------------------------------------------------

Operating Expenses                                                        427,724                          1,384,194
---------------------------------------------------------------------------------------------------------------------

 Income (Loss) from Operations                                            (19,460)                           460,214
---------------------------------------------------------------------------------------------------------------------

Other Expense:
   Interest Expense                                                         5,222                             13,828
---------------------------------------------------------------------------------------------------------------------
                                                                            5,222                             13,828
---------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                     $   (24,682)                      $    446,386
---------------------------------------------------------------------------------------------------------------------




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

---------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended
                                                                                                  September 30, 1996
---------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net income                                                                                            $   446,386
   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization                                                                           1,311
       Cash provided by (used for):
          Inventory                                                                                          (21,501)
          Other assets                                                                                      (105,588)
          Accounts payable and accrued expenses                                                             (154,154)
          Drafts payable                                                                                       6,569
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                   173,023
---------------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Increase in finance receivables                                                                         (458,140)
    Purchase of property and equipment                                                                        (8,851)
----------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                                      (466,991)
----------------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Net borrowings under line of credit                                                                       185,000
   Repayment of stockholder loan                                                                             (50,880)
   Distributions to stockholder                                                                             (130,479)
---------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                                     3,641
---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                   (290,327)

 Cash and cash equivalents at beginning of period                                                            304,914
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                             $      14,587
---------------------------------------------------------------------------------------------------------------------

Non-cash investing and financing activities:
    Property distributed to stockholder                                                                 $    101,027
---------------------------------------------------------------------------------------------------------------------

                                                      ECKLER INDUSTRIES, INC.
                                                      Condensed Balance Sheet
                                                                   (Unaudited)

-----------------------------------------------------------------------------

                                                      As of December 31, 1996
-----------------------------------------------------------------------------

 ASSETS
   Cash and Cash Equivalents                                  $       241,652
   Accounts Receivable                                                153,285
   Inventories, at Cost                                             1,307,525
   Property, Plant and Equipment, Net                               2,512,645
   Deferred Tax Asset                                                 330,610
   Prepaid Expenses                                                 1,385,398
   Other Assets                                                       108,693
-----------------------------------------------------------------------------







                                                              $     6,039,808
-----------------------------------------------------------------------------






                                                                                     ECKLER INDUSTRIES, INC.
                                                                                     Condensed Balance Sheet
                                                                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                                                     As of December 31, 1996
-------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Accounts Payable                                                                       $        545,765
     Accrued Expenses                                                                                309,613
     Notes Payable                                                                                 2,706,206
     Deferred Income Taxes                                                                           402,814
-------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                               3,964,398
-------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
     Class A Common Stock:  $.01 Par Value; 10,000,000
        shares authorized; 1,736,750 issued and outstanding                                           17,367
     Class B Common Stock:  $.01 Par Value; 5,000,000
        shares authorized; 510,375 issued and outstanding                                              5,104
     Additional Paid In Capital                                                                    3,419,251
     Note Receivable Class A Common Stock                                                           (326,700)
     Deficit                                                                                      (1,039,612)
-------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                                      2,075,410
-------------------------------------------------------------------------------------------------------------


                                                                                            $      6,039,808
-------------------------------------------------------------------------------------------------------------





                                                                                     ECKLER INDUSTRIES, INC.
                                                                           Condensed Statement of Operations
                                                                                                 (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                                      Period January 1, 1997
                                                                                         to January 28, 1997
-------------------------------------------------------------------------------------------------------------

 Vehicle and Related Revenues:
    Income from Parts & Accessories                                                            $     853,881
-------------------------------------------------------------------------------------------------------------
                                                                                                     853,881
-------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of Parts & Accessories Sold                                                                 582,117
-------------------------------------------------------------------------------------------------------------
                                                                                                     582,117
-------------------------------------------------------------------------------------------------------------

 Net Revenues from Vehicle Sales and Vehicle
    Related Activities                                                                               271,764
-------------------------------------------------------------------------------------------------------------

 Operating Expenses                                                                                  432,006
-------------------------------------------------------------------------------------------------------------

 Loss from Operations                                                                               (160,242)
-------------------------------------------------------------------------------------------------------------

 Other Expense (Income):
    Interest Expense                                                                                  23,728
    Other Income                                                                                      (6,412)
------------------------------------------------------------------------------------------------------------
                                                                                                      17,316
-------------------------------------------------------------------------------------------------------------


 Net Loss                                                                                       $   (177,558)
--------------------------------------------------------------------------------------------------------------




                                                                                    ECKLER INDUSTRIES, INC.
                                                                          Condensed Statement of Cash Flows
                                                                                                (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                     Period January 1, 1997
                                                                                        to January 28, 1997
------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net loss                                                                                 $      (177,558)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                                                 37,332
       Cash provided by (used for):
          Accounts receivable                                                                        (9,325)
          Inventory                                                                                (113,614)
          Prepaid expenses                                                                           56,229
          Accounts payable                                                                          125,680
          Accrued expenses                                                                              637
------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                              (80,619)
------------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                              (21,911)
    Increase in other assets                                                                        (24,687)
------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                              (46,598)
------------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Principal payments on notes payable                                                              (14,136)
   Proceeds from issuance of notes payable                                                           10,750
------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                                               (3,386)
------------------------------------------------------------------------------------------------------------

 Net decrease in cash and cash equivalents                                                         (130,603)

 Cash and cash equivalents at beginning of period                                                   241,652
------------------------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                                                $        111,049
------------------------------------------------------------------------------------------------------------





                                                                                                ECKLER INDUSTRIES, INC.
                                                                                     Condensed Statement of  Operations
                                                                                                            (Unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended             Nine Months Ended
                                                                       September 30, 1996            September 30, 1996
------------------------------------------------------------------------------------------------------------------------

Vehicle and Related Revenues:
    Sales of Parts & Accessories                                              $ 3,748,599                  $ 12,086,629
------------------------------------------------------------------------------------------------------------------------

Cost of Vehicle and Vehicle Related Revenues:
    Cost of Parts & Accessories Sold                                            2,401,027                     7,843,654
------------------------------------------------------------------------------------------------------------------------

Net Revenues from Vehicle Sales and
    Vehicle Related Activities                                                  1,347,572                     4,242,975
------------------------------------------------------------------------------------------------------------------------

Operating Expenses                                                              1,609,631                     4,408,191
------------------------------------------------------------------------------------------------------------------------

Loss from Operations                                                             (262,059)                     (165,216)
------------------------------------------------------------------------------------------------------------------------

 Other Expense (Income):
    Interest Expense                                                              108,937                       258,601
    Other Expense (Income)                                                         81,298                       (84,203)
------------------------------------------------------------------------------------------------------------------------
                                                                                  190,235                       174,398
------------------------------------------------------------------------------------------------------------------------

Loss Before Income Taxes                                                         (452,294)                     (339,614)
------------------------------------------------------------------------------------------------------------------------

Income Taxes                                                                      154,500                       107,700
------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                     $   (297,794)                $    (231,914)
------------------------------------------------------------------------------------------------------------------------




                                                                                   ECKLER INDUSTRIES, INC.
                                                                         Condensed Statement of Cash Flows
                                                                                               (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                         Nine Months Ended
                                                                                        September 30, 1996
-----------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net loss                                                                                    $  (231,914)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
       Deferred income taxes                                                                       (92,600)
       Issuance of common stock for consulting fees                                                146,512
       Loss on disposal of fixed assets                                                                160
       Depreciation and amortization                                                               291,031
       Cash provided by (used for):
          Accounts receivable                                                                      (17,306)
          Inventory                                                                               (429,460)
          Prepaid expenses                                                                        (146,458)
          Accounts payable                                                                         148,837
          Accrued expenses                                                                         101,439
-----------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                            (229,759)
-----------------------------------------------------------------------------------------------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                             (44,465)
    Proceeds of sale of property and equipment                                                       3,600
    Increase in other assets                                                                        (3,018)
-----------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                             (43,883)
-----------------------------------------------------------------------------------------------------------

 Cash flows from financing activities:
   Bank overdraft                                                                                  289,994
   Principal payments on notes payable                                                            (135,375)
   Payments on capital leases                                                                      (29,444)
   Proceeds from issuance of long-term debt                                                         17,467
   Proceeds from exercise of stock options                                                         131,000
----------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                                         273,642
----------------------------------------------------------------------------------------------------------

 Net increase in cash and cash equivalents                                                              --

 Cash and cash equivalents at beginning of period                                                       --
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $            --
-----------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following analysis of the Company's financial condition as of September 30, 1997 and the Company's results of operations for the three months ended and nine months ended September 30, 1997 and 1996 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

BACKGROUND

Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.", operates new vehicle dealerships and a network of self-financed used vehicle dealerships in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates automobile dealers training and insurance divisions as well as Eckler's, one of the largest suppliers of Corvette parts and accessories in the world. On January 28, 1997, pursuant to an Agreement and Plan of Merger by and among Eckler Industries, Inc. ("EII"), Eckler Acquisition Corporation, Ralph H. Eckler, Smart Choice Holdings, Inc. ("SCHI"), Thomas E. Conlan and Gerald C. Parker, dated December 30, 1996 (the "Agreement"), EII acquired all of the issued and outstanding shares of common stock of SCHI in exchange for 2,927,939 shares of EII Class A and 1,576,324.5 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII is the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, the assets and liabilities of EII are recorded at their estimated fair values and the accounts of EII are included in the consolidated financial statements from the date of acquisition (January 28, 1997).

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

On June 30, 1997, the Company acquired the assets of Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida and FFG services the finance receivables purchased from FFI. The assets of FEDO and FFI are recorded at their estimated fair values and their accounts will be included in the consolidated financial statements from the date of acquisition (June 30, 1997).

On August 21, 1997, the Company acquired the assets of Jack Winters Enterprises, Inc. ("Winters"). These assets consisted of a retail automobile dealership located in Stuart, Florida for Volvo automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 2, Inc., a 100% owned subsidiary of the Company and is doing business as Motorcars of Stuart. The assets of Winters are recorded at their estimated fair values and the accounts are included in the consolidated financial statements from the date of acquisition (August 21, 1997).

On August 29, 1997, the Company acquired the stock of B&B Enterprises, Inc. ("B&B"). B&B operates a retail automobile dealership located in Stuart, Florida for Nissan automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 1, Inc., a 100% owned subsidiary of the Company and is doing business as Stuart Nissan. The assets of B&B are recorded at their estimated fair values and the accounts are included in the consolidated financial statements from the date of acquisition (August 29, 1997).

RESULTS OF OPERATIONS

Comparison of consolidated three months ended September 30, 1997 to combined three months ended September 30, 1996.

         The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, EII, FFG and affiliates, Liberty and affiliates, and PBF and affiliate, for the three months ended September 30, 1997 and 1996. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the three months ended September 30, 1997 and three months ended September 30, 1996 are not comparable. Such lack of comparability is explained in the discussion below.



                                                      1997                           1996
                                              --------------------           ---------------

                                                         (Dollars in Thousands)

                                                  Company (1)             Combined (2)

Vehicle and Related Revenues                  $ 20,512       100.0%   $ 13,488        100.0%
Cost of Vehicle and Related  Revenues           13,439        65.5%     10,781         79.9%
                                              --------        ----    --------        -----
Net Revenues from Vehicles Sales and
   Vehicle Related Revenues                      7,073        34.5%      2,707         20.1%
Operating Expenses                               5,362        26.1%      3,854         28.6%
                                              --------        ----    --------        -----
Operating Income                                 1,711         8.3%     (1,147)       (8.5%)
Interest Expense                                (1,711)       (8.3)%      (665)       (4.9%)
Other Income                                       134         0.7%         71          .5%
                                              --------       -----    --------       ------
  Net Income (Loss)                           $    134        (0.7)%   $(1,741)      (12.9%)
                                              ========        =====     =======      ======


(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data is not comparable to the financial data for 1996.

(2) The financial data for 1996 is the sum of the actual results of the Company and its four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

VEHICLE AND RELATED REVENUES.

     The Company experienced a $7.0 million or a 52% increase in revenues for the three months ended September 30, 1997 compared to the combined results of the Company and its predecessors for the same period in 1996. The increase was primarily the result of three elements: (i) the 1997 amounts include revenues from additional acquired companies which are not reflected as Predecessors, including $2.6 million in new car sales; (ii) income on finance receivables increased by $0.6 million due to growth of the Company's receivables portfolio since the merger; and (iii) used car sales increased by approximately $3.2 million due to the inclusion of revenues from additional acquired companies and the opening of additional used car dealerships.

COST OF VEHICLE AND RELATED REVENUES.

Cost of vehicle and related revenues was $13.4 million for the three months ended September 30, 1997 compared to $10.8 million for the Company and its predecessors during the same period in 1996, an increase of $2.7 million or 24.7%. The increase was primarily the result of the increase in used car sales and an additional $2.3 million attributable to new car sales which are not reflected in the 1996 amounts.

OPERATING EXPENSES.

Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $5.4 million for the three months ended September 30, 1997 compared to $3.9 million for the Company and its predecessors for the same period in 1996, an increase of 39.1%. The increase reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

INTEREST EXPENSE.

Interest expense totaled $1.7 million for the three months ended September 30, 1997 compared to $0.7 million for the Company and its predecessors during the same period in 1996, an increase of 157.3%. This resulted primarily from interest on debt attributable to the merger and related acquisitions and increased debt on the Company's revolving credit facility associated with the increased balance of finance receivables. In addition, the Company incurred interest expense on a $3,500,000 note and a $4,000,000 note more fully discussed in "Liquidity and Capital Resources."

Comparison of combined nine months ended September 30, 1997 to combined nine months ended September 30, 1996.

         The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, EII, FFG and affiliates, Liberty and affiliates, and PBF and affiliate, for the nine months ended September 30, 1997 and 1996. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the past two years are not comparable. Such lack of comparability is explained in the discussion below.


                                                        1997                   1996
                                            --------------------          --------------
                                                         (Dollars in Thousands)
                                                   Combined (1)              Combined (2)
                                            --------------------------  ---------------------


Vehicle and Related Revenues                $ 47,944    100.0%    $  42,694    100.0%
Cost of Vehicle and Related  Revenues         32,072     66.9%       31,050     72.7%
                                              ------    -----     ---------    ------
Net Revenues from Vehicles Sales and
   Vehicle Related Revenues                   15,872     33.1%       11,644     27.3%
Operating Expenses                            19,823     41.3%       10,675     25.0%
                                              ------     ----        ------    ------
Operating Income (Loss)                       (3,951)    (8.2)%         969      2.3%
Interest Expense                              (3,727)    (7.8)%      (1,738)    (4.1)%
Other  Income                                    184      0.3%          180      0.4%
                                            --------     -----    ----------   ------

Net Income (Loss)                           $ (7,494)   (15.6)%   $    (589)    (1.4)%
                                            ========    =====     =========    =====


(1) The combined financial data for 1997 is the sum of the actual results from the Company and its predecessors. It was derived from the unaudited consolidated financial statements of the Company, which includes the unaudited combined financial statements of the four predecessors from the date of acquisition to September 30, 1997, and the financial data from the unaudited combined financial statements included herein of the four predecessors from January 1, 1997 to the date of acquisition. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

(2) The financial data for 1996 is the sum of the actual results of the Company and its four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

VEHICLE AND RELATED REVENUES.

     The Company (combined with its predecessors) experienced a $5.3 million or 12.3% increase in revenues for the nine months ended September 30, 1997 compared to the combined results of the Company and its predecessors for the same period in 1996. The increase was primarily the result of three elements: (i) the 1997 amounts include revenues from additional acquired companies which are not reflected as predecessors, including $2.6 million in new car sales; (ii) income on finance receivables increased by $1.1 million due to growth of the Company's receivables portfolio since the merger; and (iii) used car sales increased by approximately $800,000 with the acquisition and opening of additional dealerships locations in 1997.

COST OF VEHICLE AND RELATED REVENUES.

     Cost of vehicle and related revenues was $32.1 million for the nine months ended September 30, 1997 compared to $31.1 million for the Company and its predecessors during the same period in 1996, an increase of $1 million or 3.3%. Cost of sales for the 1997 period includes $2.3 million attributable to new car sales which are not reflected in the 1996 amounts. In addition, provision for credit losses increased by $0.5 million due to management's assessment of the increase in finance receivables and the addition of acquired finance receivables. The cost of sales for the Company's used car dealerships decreased slightly as the Company achieved profit margins of 33.1% for the nine months ended September 30, 1997, compared to 27.3% for the same period in 1996.

OPERATING EXPENSES.

     Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $19.8 million for the nine months ended September 30, 1997 compared to $10.7 million for the Company and its predecessors for the same period in 1996, an increase of $9.1 million. The increase included several non-recurring charges, including: (i) the recognition of compensation expense of $3.2 million from the issuance of stock options to attract key management personnel; (ii) $1.7 million in settlement of various consulting agreements of the Company and consulting agreements of its predecessors; (iii) $800,000 in settlement of outstanding stock options; (iv) $400,000 in one-time accounting and other professional fees for predecessors which was required for current reporting as a merged public company; and (v) $225,000 in write-off of certain prepaid royalty expenses. The increase also reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger. For example, the Company greatly expanded the headquarters staffing in information systems, credit underwriting, collections, and accounting during the period to provide for current and future growth while gradually phasing out the related local dealership staffs and equipment as the systems ran in parallel to ensure accuracy. These costs were offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

INTEREST EXPENSE.

     Interest expense totaled $3.7million for the nine months ended September 30, 1997 compared to $1.7 million for the predecessors during the same period in 1996, an increase of $2.0 million or 114%. This resulted primarily from interest on debt attributable to the merger and related acquisitions and increased debt on the Company's revolving credit facility associated with the increased balance of finance receivables. In addition, the Company incurred interest expense on a $3.5 million note and a $4.0 million note more fully discussed in "Liquidity of Capital Resources."

ALLOWANCE FOR CREDIT LOSSES.

     The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 17.1% of the outstanding principal balance as of September 30, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for the three and six months ended September 30, 1997.

                                 Three Months Ended       Nine Months Ended
                                  September 30, 1997     September 30, 1997
 Allowance Activity:
 Balance, beginning of period    $  6,165,385           $   4,065,645
 Allowance on acquired finance
    receivables                            --               1,920,307
 Provision for credit losses        1,083,294               2,632,105
      Net charge offs              (1,137,408)             (2,506,786)
                                 ------------           -------------
 Balance, end of period          $  6,111,271           $   6,111,271
                                 ============           =============

 Charge off Activity:
 Principal Balances:
   Collateral Repossessed        $  2,647,897           $   5,049,714
   Other                                   --                  36,637
                                 ------------           -------------
 Total Principal Balances           2,647,897               5,086,351
   Recoveries, net                  1,510,489               2,579,565
                                 ------------           -------------

     Net Charge Offs             $  1,137,408           $   2,506,786
                                 ============           =============

Analysis of the portfolio delinquencies is considered in evaluating the adequacy of the Allowance. The following table reflects the principal balances of current and delinquent finance receivables as a percentage of total outstanding finance receivable principal balances as of September 30, 1997.

                                                           September 30, 1997
Aging Percentages:
Principal balances current                                       89.13%
Principal balances 31 to 60 days                                  5.04%
Principal balances over 60 days                                   5.83%

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

         The following table sets forth the major components of the increase (decrease) in the Company's cash and cash equivalents:


                                                               1997                            1996
                                              -------------------------------------     -----------------


                                            Company (1)  Predecessors (2)  Combined (3)   Combined (4)
                                            -------      ------------      --------       --------
Net cash provided by (used in) operating                 $
activities                                  $   (269)        453          $     184      $    495
Net cash used in investing activities        (19,574)       (250)           (19,824)       (4,739)
Net cash provided by (used in)
financing activities                          20,740        (502)            20,238         3,959
                                            --------     -------          ---------      --------

Net increase (decrease) in cash and cash
   equivalents                              $    897     $  (299)         $     598      $   (285)
                                            ========     =======          =========      ========

(1) The financial data for 1997 was derived from the unaudited consolidated financial statements of the Company which includes the unaudited combined financial statements of the four predecessors from the date of acquisition to September 30, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

(2) The financial data for 1997 was derived from the unaudited combined financial statements included herein of the four predecessors from January 1, 1997 to the date of acquisition.

(3) The combined financial data is the sum of the actual results for the Company and its predecessors.

(4) The financial data for 1996 is the sum of the actual results of the Company and its four predecessors included herein. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions, the 1996 data is not comparable to the financial data for 1997.

     The Company requires capital to support increases in its finance receivables, and vehicle inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources available to the Company include operating cash flow, third party investors, financial institution borrowings and borrowings against finance receivables. The Company intends to explore selling (securitizing) its finance receivables in the future.

     Net cash used in operating activities of $268,699 for the nine months ended September 30, 1997 is primarily due to increases in stock option compensation of $3,244,615, accrued expenses of $3,120,121, inventory of $4,432,309; and
floorplan payable of $2,378,293. The cash provided by operating activities of the predecessor companies of $495,070 for the same period in 1996 can be attributed to increases in inventory, provision for credit losses and accounts payable.

     Net cash used in investing activities of $19,574,138 for the nine months ended September 30, 1997 is the result of the increase in finance receivables of $6,220,217, use of cash in the acquisition of the predecessors of $8,100,020, purchase of property and equipment of $656,434, issuance of notes receivable of $630,167 and deposits paid of $822,200. The cash used in investing activities of the predecessor companies of $4,738,880 for the same period in 1996 is primarily due to increases in the finance receivables.

     Net cash provided by financing activities of $20,740,406 for the nine months ended September 30, 1997 is the result of borrowings from Sirrom Capital Corporation ("Sirrom") of $7,500,000, notes payable on finance receivables of $10,778,180, and issuance of preferred stock and convertible debentures of $590,000 and $1,350,000, respectively. Net cash provided by financing activities of the predecessor companies of $3,958,605 for the same period in 1996 is primarily due to the issuance of notes payable and notes payable on finance receivables.

     Management of the Company has developed strategies to meet future liquidity needs. These strategies include: (1) increasing the Company's revolving facility with Finova Capital Corporation ("Finova") from $35 million to $100 million effective on or about November 30, 1997; (2) obtaining additional funding through debt and equity financing; and, (3) tighter control on overall costs. The Company's management believes that these actions will allow the Company to meet its future liquidity needs until December 31, 1998.

REVOLVING CREDIT FACILITIES.

     The Company's Finova Revolving Facility currently has a maximum commitment of $35 million. The Company has negotiated an increase in the maximum commitment to $100 million, effective November 30, 1997, $10 million of which will be allocated for the acquisition of used car inventory. Under the Finova Revolving Facility, the Company may borrow up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires on November 1, 2000 when its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's receivables. As of September 30, 1997, the Company's borrowing capacity under the Finova Revolving Facility was approximately $35 million and the aggregate principal amount outstanding under the Finova Revolving Facility was $28.8 million. The Finova Revolving Facility bears interest at the prime rate (currently the Citibank N.A. prime rate) plus 2%.

         The Company currently finances its used car inventory through the Manheim Facility with a maximum commitment of $3 million and an outstanding balance at September 30, 1997 of $2.6 million. The Manheim Facility is secured by the Company's buy here-pay here used car inventory and bears interest at 1.5% over the prime rate. The Company intends to repay in full the Manheim Facility at the time the maximum commitment of the Finova Facility is increased.

     The Company finances its new car inventory through manufacturer floorplan facilities. The Volvo Facility has a maximum commitment of $3.2 million, bears interest at 1% above the prime rate, and at September 30, 1997 had an outstanding balance of approximately $1.98 million. The Nissan Facility has a $3 million maximum commitment, bears interest at 1% above prime, and at September 30, 1997 had an outstanding balance of approximately $1.7 million. As the Company acquires additional new car dealerships, it will incur obligations under applicable manufacturers' floorplan financing arrangements.

LOANS.

     In March and May 1997, Sirrom Capital Corporation ("Sirrom") loaned the Company a total of $7.5 million. The Company issued a $3.5 million convertible note, convertible until March 12, 1999 at $6.00 per share; and a $4.0 million convertible note, convertible at $7.50 per share until May 12, 2002.

         In September 1997, the Company completed a private placement of convertible notes in the aggregate amount of $1,050,000. The notes mature on April 15, 1998, bear interest at the rate of 8% per annum, and, after December 14, 1997, are convertible into Common Stock of the Company at a conversion price of 66 2/3% of the average closing bid price for the five trading dates immediately preceding the effective date of conversion. The Company recorded deferred interest of $525,000 as a result of the discount on the conversion price which will be amortized from the date of issuance to the first conversion date of the convertible debt.

         In September 1997, the Eckler Subsidiary borrowed $1.5 million from Stephens, Inc. The loan matures on October 15, 1998, bears interest at the rate of 10% per annum, and is secured by all of the assets and common stock of the Eckler Subsidiary. The Company guaranteed the debt.

MORTGAGE LOAN AND LINE OF CREDIT.

     The Company has a mortgage payable to a bank with a current principal balance of approximately $2.3 million at a variable rate of 1.5% above prime. The mortgage loan is collateralized by the Company's headquarters property, requires monthly principal payments of $13,333, plus interest, and matures on July 1, 1998.

ACQUISITION  DEBT.

     On the closing of the acquisitions during the nine months ended September 30, 1997, the Company incurred debt to certain stockholders of the acquired companies. The balance as of September 30, 1997, for the acquisition debt totaled $10.1 million. Of this amount, $4.3 million matures at the earlier of December 31, 1997 or when the Company successfully completes a secondary offering of its common stock to the public. The remaining $4.9 million require monthly principal payments of $27,112 plus interest which mature on June 27, 1999. The Company intends to repay the debt with proceeds of a contemplated public offering of its common stock, or renegotiate the maturity dates of the obligations

PREFERRED STOCK

     In September 1997, the Company completed a $3 million private placement of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). The holders of the Series A Preferred Stock are committed to purchase an additional $1 million of such Preferred Stock upon the occurrence of certain events. The Series A Preferred Stock is convertible for a period of five years into Common Stock at a conversion price (subject to various adjustments) which, at the option of the holders is either fixed at a rate of 135% of the market price of such Common Stock on September 30, 1997, or floating at a rate of 100% of the market price of such Common Stock if converted before December 30, 1997 and 90% of the market price if converted any time on or after December 30, 1997 for a period of five years. In connection with the financing, the holders of Series A Preferred Stock also received warrants to purchase 90,000 shares of the Company's Common Stock at $8.10 per share (subject to various adjustments) at any time prior to September 30, 2002.

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

INFLATION.

     Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would decrease the profitability of the Company's existing portfolio. The Company cannot seek to limit this risk by increasing interest rates earned on its finance contracts since the interest charged is the maximum permitted under Florida law. Instead, the Company will seek to limit this risk, to the extent market conditions permit, by increasing the profit margin on the cars sold. To date, inflation has not had a significant impact on the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. EPS for the three and nine months ended September 30, 1997 and September 30, 1996 computed under FAS 128 would not be materially different than previously computed.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Adoption of these standards is not expected to have a material adverse effect on the Company's financial statements.

                                     PART II
                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                OTHER INFORMATION
                                -----------------


Item 2.  CHANGES IN SECURITIES.

     (c) During the period covered by this Report, the Company issued the unregistered equity securities as set forth below. In each case the transaction
involved  a private placement  and  the  Company  relied  on  exemptions   from
registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") or Regulation D thereunder.

     In August 1997, the Company closed on the acquisition of the assets of Jack Winters Enterprises, Inc., a new car dealership, and in connection therewith issued 18,322 shares of Common Stock to the seller as partial consideration for the assets.

     In August 1997, the Company closed on the acquisition of Stuart Nissan, a new car dealership, and issued to the sellers 86,546 shares of Common Stock as partial consideration for the aquisition.

     In September 1997, the Company issued 11,429 shares of the Company's Common Stock to Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A. in consideration of legal services rendered to the Company.

     On September 9, 1997 the Company issued 1,000 shares of Common Stock to Pepper O'Donnell & Co. in consideration of public relations services provided to the Company.

     In September 1997, the Company issued 52,500 warrants to purchase Common Stock of the Company in connection with the issuance of convertible debt. The warrants are exercisable at $7.00 per share through August 29, 2002. The related $1,050,000 of convertible debt may be converted to Common Stock of the Company at any time after December 14, 1997 at a conversion price of 66 2/3% of the average trading price of the Common Stock for the five days preceding conversion, with the conversion ratio decreasing to 62% and 60% respectively if the shares are not registered by April 15, 1998 and May 15, 1998, respectively. These securities were acquired by institutional purchasers.

     On September 30, 1997, the Company issued 300 shares of newly designated Series A Redeemable Convertible Preferred Stock at $10,000 per share, and will issue an additional 100 shares on the occurrence of certain events. The Preferred Stock is convertible into shares of Common Stock at a conversion price which, at the option of the buyers, is either fixed at a rate of 135% of the market price of the Common Stock at the date of issuance of the Preferred Stock, or floating at a rate of 100% if the market price of such Common Stock if converted during the period 90 days after issuance of the Preferred Stock and 90% of the market price if converted at any time after 90 days for a period of 5 years. In connection with the issuance of the Preferred Stock, the purchasers also received warrants to purchase 90,000 shares of the Company's Common Stock at $8.10 per share are any time prior to September 30, 2002. These securities were acquired by institutional purchasers.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits



Exhibit
 List                 Exhibit Description                Page Number or Incorporated by reference to:

                                                         Exhibit 3.1 to Form SB-2 Registration
 3.1     Amended and Restated Articles of                Statement, filed on September 1, 1995, File No.
         Incorporation of the Company                    33-96520-A.

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

3.2.2    Second Articles of Amendment to Articles of     Exhibit 3.1 to Form 8-K filed on October 9,
         Incorporation                                   1997, File No. 1-14082.

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

                                                         Exhibit 4.4 to Form 8-A Registration Statement,
4.3.1    Form of Amendment to Warrant Agreement          filed on April 16, 1997, File No. 1-14082.

10.1     Trademark License Agreement dated effective
         October 14, 1992 between the Company and        Exhibit 10.17 to Amendment No. 1 to Form SB-2
         Chevrolet Motor Division, General Motors        Registration Statement, filed on October 13,
         Corporation                                     1995, File No. 33-96520-A.


10.2     Trademark License Agreement dated effective     Exhibit 10.2 to Amendment No. 1 to Form SB-2
         October 3, 1992 between the Company and         Registration Statement, filed on October 13,
         General Motors Corporation                      1995, File No. 33-96520-A.



10.3     Reproduction and Service Parts Tooling
         License Agreement dated December 22, 1993
         between the Company and Service Parts           Exhibit 10.3.1 to Amendment No. 1 of Form SB-2
         Operation, General Motors Corporation           Registration Statement, filed on October 13,
         ("GM License Agreement")*                       1995, File No. 33-96520-A.




 10.4    Eckler  Industries,  Inc.  Retirement and       Exhibit  10.4.1 to Form SB-2 Registration
         Savings Plan and Trust Agreement, as Amended    Statement, Filed on September 1, 1995 File No. 33-96520-A.
         and Restated on September 14, 1992



10.4.1   Amendment No. 1 to Eckler Industries,Inc.       Exhibit 10.4.2 to Form SB-2 Registration
         Retirement and Savings Plan Trust Agreement     Statement,filed on September 1, 1995, File No.
         dated March 28, 1994                            33-96520-A.

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



10.7     Registration Rights Agreement by and among
         the Company and each of the Purchasers          Exhibit 10.15 to Amendment No. 1 to Form SB-2
         referred to in Schedule 1 thereto, dated        Registration Statement, filed on October 13,
         September 20, 1995.                             1995, File No. 33-96520-A.

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


10.10    Stock  Purchase  Warrant in favor of Ronald V.  Exhibit  10.21 to Annual Report on Form 10KSB,
         Mohr dated  November 15,1995.                   filed on January 16, 1997, File No. 1-14082.

10.11    Stock  Purchase  Warrant in favor of G. Edward  Exhibit 10.22 to Annual Report on Form 10KSB,
         Mills dated  November 15, 1995.                 filed on January 16, 1997, File No. 1-14082.

10.12    Stock  Purchase  Warrant in favor of Robert M.  Exhibit  10.23 to Annual Report on Form 10KSB,
         Eckler dated November 15, 1995.                 filed on January 16, 1997, File No. 1-14082.


10.13    Stock  Purchase  Warrant  in favor of Michael   Exhibit  10.24 to Annual Report on Form 10KSB,
         G. Wilson dated  November 15, 1995.             filed on January 16, 1997, File No. 1-14082.

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


10.16.1  Loan  Modification  Agreement  between the      Exhibit 10.16.1 to Quarterly Report on Form
         Company and Barnett Bank dated April 15,        10-Q, filed on August 19, 1997, File No.
         1997.                                           1-14082.

10.17    Mortgage and Security Agreement between the     Exhibit 10.20 to Post-Effective Amendment No. 2
         Company and Barnett Bank, N.A. dated            to Form SB-2 Registration Statement, filed on
         September 30, 1996.                             November 14, 1996, File No. 33-96520-A.

10.18    Promissory Note in the amount of $2,400,000     Exhibit 10.21 to Post-Effective Amendment No. 2 to
         from the Company in favor of Barnett Bank,      Form SB-2 Registration Statement, filed on
         N.A. dated September 30, 1996.                  November 14, 1996, File No. 33-96520-A.

10.19    Line of Credit Loan Agreement between the       Exhibit 10.22 to Post-Effective Amendment No. 2 to
         Company and Barnett Bank, N.A. dated            Form SB-2 Registration Statement, filed on
         September 30, 1996.                             November 14, 1996, File No. 33-96520-A.

                                                         Exhibit 10.23 to Post-Effective Amendment No. 2 to
10.20    Security Agreement between the Company and      Form SB-2 Registration Statement, filed on
         Barnett Bank, N.A. dated September 30, 1996.    November 14, 1996, File No. 33-96520-A.

10.21    Promissory Note in the amount of $1,000,000     Exhibit 10.24 to Post-Effective Amendment No. 2 to
         in favor of Barnett Bank, N.A. dated            Form SB-2 Registration Statement, filed on
         September 30, 1996                              November 14, 1996, File No. 33-96520-A.


10.22    Merger Agreement between Smart Choice
         Holdings, Inc., the Company, Thomas E. Conlan   Exhibit 10.1 to Form 8-K, filed on February 12,
         and Gerald C. Parker dated December 30, 1997.   1997, File No. 1-14082.

10.23    Non-Qualified Stock Option Agreement in favor   Exhibit 4.1 to Form 8-K, filed on February 12,
         of Ralph H. Eckler, dated January 28, 1997.     1997, File No. 1-14082.

10.24    Registration Rights Agreement with Ralph H.     Exhibit 4.2 to Form 8-K, filed on February 12,
         Eckler, dated January 28, 1997.                 1997, File No. 1-14082.

10.25    Executive Employment Agreement with Ralph H.    Exhibit 10.2 to Form 8-K, filed on February 12,
         Eckler, dated January 28, 1997.                 1997, File No. 1-14082.

10.26    First Amended and Restated Loan and Security    Exhibit 4.1 to Form 10-Q, filed on May 20, 1997,
         Agreement between Florida Finance Group,        File No. 1-14082.
         Inc. ("FFG") and Finova Capital Corporation
         ("Finova"), dated February 4, 1997.

10.27    Warrant to Purchase Common Stock of the         Exhibit 4.2 to Form 10-Q, filed on May 20, 1997,
         Company between the Company and Finova,         File No. 1-14082.
         dated January 13, 1997.

10.28    Sixth Amended and Restated Promissory Note      Exhibit 4.3 to Form 10-Q, filed on May 20, 1997
         dated May 7, 1997, $35,000,000 principal        File No. 1-14082.
         amount, FFG and Liberty Finance Company,
         makers, Finova, payee.

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

10.30    Guaranty to Finova from the Company dated       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997,
         January 13, 1997.                               File No. 1-14082.

10.31    Stock Purchase Agreement dated January 28,      Exhibit 10.1 to Form 10-Q, filed on May 20,
         1997 between SCHI and Gary Smith.               1997, File No. 1-14082.


10.32    Promissory Note dated January 28, 1997,         Exhibit 10.2 to Form 10-Q filed on May 20, 1997,
         First Choice Auto Finance, Inc. ("FCAF"),       File No. 1-14082.
         maker, Gary Smith, payee, in the principal
         amount of $1,031,008.

10.33    Asset Purchase Agreement dated January 28,      Exhibit 10.3 to Form 10-Q, filed on May 20,
         1997 between FCAF and Gary Smith.               1997, File No. 1-14082.

10.34    Asset Purchase Agreement dated December 19,     Exhibit 10.4 to Form 10-Q, filed on May 20,
         1996 among FCAF, Jack Winters Enterprises,      1997, File No. 1-14082.
         Inc., Jack Winters, and F. Craig Clements.

10.35    Addendum to Asset Purchase Agreement dated      Exhibit 10.5 to Form 10-Q, filed on May 20,
         March 24, 1997 among FCAF, Jack Winters         1997, File No. 1-14082.
         Enterprises, Inc., Jack Winters, and F.
         Craig Clements.

10.36    Merger Agreement dated February 12, 1997        Exhibit 10.1 to Form 8-K, filed on February 26,
         among the Company, R.C. Hill Acquisition,       1997, File No. 1-14082.
         Inc., and R.C. Hill, II.

10.37    Stock Purchase Agreement dated February 12,     Exhibit 10.10 to Form 8-K, filed on February 26,1997,
         1997 among the Company, FCAF, and R.C. Hill,    File No. 1-14082.
         II.

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

10.42   9% Secured Convertible Note of FCAF to 225       Exhibit 10.20 to Form 8-K, filed on February 26,
        and PBF.                                         1997, File No. 1-14082.

10.43   9% Convertible Debenture of SCHI to PBF.         Exhibit 10.21 to Form 8-K, filed on February 26,
        1997, File No. 1-14082.

10.44   Lease between David Bumgardner as Lessor and     Exhibit 10.22 to Form 8-K, filed on February 26,
        FCAF, Lessee, dated 2/13/97.                     1997, File No. 1-14082.

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

10.51   Convertible Senior Promissory Note dated May     Exhibit 10.19 to Form 10-Q, filed May 20, 1997,
        13, 1997, the Company, maker, Sirrom, payee.     File No. 1-14082.

10.52   Amended and restated Registration Rights         Exhibit 10.20 to Form 10-Q, filed May 20, 1997,
        Agreement between the Company and Sirrom,        File No. 1-14082.
        dated May 13, 1997.

10.53   Asset Purchase Agreement dated as of June
        30, 1997 among the Company and Roman Fedo,       Exhibit 10.1 to Form 8-K, filed on July 15,
        Fedo Finance, Inc. and Roman Fedo.               1997, File No. 1-14082.

10.54   Asset Purchase Agreement dated as of June
        27, 1997 among the Company, Strata Holding,
        Inc., Ready Finance, Inc., Donald Cook,          Exhibit 10.1 to Form 8-K filed on July 14, 1997,
        Marilyn Cook and Madie A. Stratemeyer.           File No. 1-14082.

10.55   $900,000 Promissory Note dated August 20,
        1997 by First Choice Auto Finance, Inc.          Exhibit 10.1 for Form 8-K filed on September 5,
        ("First Choice").                                1997, File No. 1-14082.

10.56   $300,000 Promissory Note dated August 20,
        1997 by First Choice Auto Finance, Inc.          Exhibit 10.2 to Form 8-K filed on  September 5,
        ("First Choice").                                1997, File No. 1-14082.

10.57   Form of Convertible Note issued by
        Registrant to High Capital Funding, LLC,         Exhibit 10.1 to Form 8-K filed on October 9,
        among other purchases.                           1997, File No. 1-14082.

10.58   Form of Warrant issued by Registrant to High     Exhibit 10.2 to Form 8-K filed on October 9,
        Capital Funding, LLC, among other purchasers.    1997, File No. 1-14082.

10.59   Promissory Note by Eckler Industries, Inc.       Exhibit 10.3 to Form 8-K filed on October 9,
        in favor of Stephens, Inc.                       1997, File No. 1-14082.

                                                         Exhibit 10.4 to Form 8-K filed on October 9,
10.60   Guaranty by Registrant to Stephens, Inc.         1997, File No. 1-14082.

10.61   Pledge and Security Agreement between            Exhibit 10.5 to Form 8-K filed on October 9,
        Registrant and Stephens, Inc.                    1997, File No. 1-14082.

10.62   Securities Purchase Agreement between the        Exhibit 10.6 to Form 8-K filed on October 9,
        Registrant and certain buyers represented by     1997, File No. 1-14082.
        Promethean Investment Group, L.L.C., among
        others.

10.63   Form of Warrant from Registrant to certain
        buyers represented by Promethean Investment      Exhibit 10.7 to Form 8-K filed on October 9,
        Group, L.L.C., among others.                     1997, File No. 1-14082.

10.64   Registration Rights Agreement between
        Registrant and certain buyers represented by
        Promethean Investment Group, L.L.C., among       Exhibit 10.8 to Form 8-K filed on October 9,
        others.                                          1997, File No. 1-14082.

27      Financial Data Schedules.

         (b)      Reports on Form 8-K

                  A current report on Form 8-K Item 2 was filed by Smart Choice Automotive Group, Inc. on August 21, 1997.

                  A current report on Form 8-K/A Item 2 was filed by Smart Choice Automotive Group, Inc. on August 21, 1997.

                  A current report on Form 8-K Item 2 was filed by Smart Choice Automotive Group, Inc. on August 29, 1997.

                  A current report on Form 8-K/A Item 2 was filed by Smart Choice Automotive Group, Inc. on August 29, 1997.

                  A current report on Form 8-K Item 5 was filed by Smart Choice Automotive Group, Inc. on September 24, 1997.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 1997.

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

         Signatures             Title                                Date

/s/ Gary R. Smith           President, Chief Executive      November 19, 1997
------------------------    Officer and Director
Gary R. Smith

/s/ Joseph E. Mohr          Chief Financial Officer,        November 19, 1997
------------------------    (Principal Financial and
Joseph E. Mohr              Accounting Officer)