Form 10-K
period 1997-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-04-14
CIK 949091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR  ENDED       DECEMBER 31, 1997
                                     ---------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM          TO
                                   ----------   ----------

COMMISSION FILE NUMBER        1-14082
                         -----------------

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         FLORIDA                                 59-1469577
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA      32780    (407)269-9680
(ADDRESS OF  PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE) (ISSUER'S TELEPHONE
                                                                  NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------          -----------------------------------------
         COMMON STOCK                 BOSTON STOCK EXCHANGE

         REDEEMABLE COMMON STOCK      BOSTON STOCK EXCHANGE
             PURCHASE WARRANTS

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES       [ X ]        NO    [   ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

     AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT $53,657,108.75 AS OF APRIL 9, 1998.

     AS OF APRIL 9, 1998, 12,264,482 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO ITS 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE.
-------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     Smart Choice Automotive Group, Inc. ("Smart Choice" or the "Company") is an integrated retailer of new and used cars and related services, focusing primarily on selling reliable, quality used cars to its buy here-pay here customers. Buy here-pay here customers are typically persons who have limited credit histories, low incomes, or past credit problems. Under the "First Choice" name, the Company owns and operates one of the largest chains of buy here-pay here used car dealerships in the Southeastern United States with 22 used car locations throughout Florida. The Company also owns and operates two new car dealerships which sell mid-priced new cars and late model used cars to more creditworthy customers. These new car dealerships also provide the Company with an additional source of inventory for its used car operations through quality trade-ins, access to an additional customer base, and a diversified source of revenue. The Company also provides financing for its buy here-pay here customers, manufactures and retails licensed Corvette parts and accessories through its subsidiary, Eckler Industries, Inc. ("Eckler"), and provides training and insurance services to automobile dealers.

     The Company's integrated approach to automobile retailing consists of selling, sourcing and financing used cars and selling new cars through a combination of used and new car dealerships. The Company primarily competes with independent used car dealerships through the use of cost-effective advertising, leveraging overhead and centralized purchasing. The Company further distinguishes its used car dealerships from those of its competitors through (i) comprehensive inspection and refurbishment of its inventory, (ii) value-added marketing programs and (iii) dedication to customer service. The Company's buy here-pay here dealerships sell cars that are generally three to six years old with less than 80,000 miles and an average retail purchase price of approximately $9,500. The Company reconditions its used car inventory at one reconditioning facility that is separate from its retail dealerships and two locations that are part of retail dealerships. Management believes that the quality and reliability of its used cars reduce the probability of product failure, and in turn, increase the likelihood that customers will continue payments on their finance contracts. The Company also distinguishes itself from used car "superstores" by its wider coverage of a targeted market area through multiple locations (resulting in more convenient locations for consumers and more visibility for the Company) and the flexibility to more easily relocate a dealership in response to changes in demographics.

     The Company was established in January of 1997 by a merger of various companies involved in the sale and financing of new and used cars with Eckler. Since the combination, the Company has grown its operations by acquiring five used car dealerships with 13 locations in central and southern Florida and opening 9 additional buy here-pay here locations. The Company has also acquired two new car dealerships. The Company intends to continue its expansion as its capital resources and available acquisition opportunities permit.

OPERATING STRATEGY

     The Company seeks to establish and maintain customer loyalty to the Company's First Choice name by offering a diverse range of quality products and emphasizing customer service while taking advantage of economies of scale by concentration of facilities in targeted geographic areas. The Company seeks to realize these goals through the following operating strategies.

     OFFER RELIABLE TRANSPORTATION. The Company's management believes that most defaults of buy here-pay here customers result from product failure. The Company offers reliable quality used cars at its First Choice buy here-pay here dealerships. Generally, these cars are makes and models with a good or superior reputation for quality and reliability, are between three to six years old, have been driven less than 80,000 miles and have undergone thorough inspection, reconditioning and, if needed, repair, before being placed on a dealership lot. Because of the quality, reliability, condition and age of the vehicles, the

Company (i) has in the past offered and beginning April 1, 1998 provides a 24-month/24,000 mile service agreement on cars sold at its First Choice dealerships and (ii) offers longer term financing which may not be available at other car dealerships.

     EMPHASIZE CUSTOMER SERVICE. The Company offers its customers multiple locations and a diverse selection of vehicles for convenient shopping. In addition to the 24-month/24,000 mile service agreement, the Company makes available to its customers other value-added programs such as rapid credit evaluations for financing and a toll-free telephone number potential customers can call for financing pre-qualification. By developing customer loyalty, the Company hopes to develop repeat and referral business.

     CREATE DISTINCT IDENTITY. The Company attempts to maintain a consistency between its buy here-pay here facilities through the use of standardized signage and a white, blue and yellow color theme, utilized at each of its locations and in marketing materials. On placing a buy here-pay here location in service, the Company upgrades the facilities which includes painting the buildings white with blue and yellow trim or installing blue awnings. The Company's salespeople are required to wear tan pants and a blue dress shirt. The Company's buy here-pay here dealerships operate under the trade name First Choice Auto Finance and each of the Company's facilities has the Company's blue and yellow First Choice sign. Through such consistency in appearance of multiple locations in the same market area, the Company hopes to establish name recognition in these markets.

     ACHIEVE ECONOMIES OF SCALE. The Company expects that it will achieve certain economies of scale by having multiple dealerships within a market area. Car sales are enhanced by each dealership having on-line access to the entire used vehicle inventory of the Company's other dealerships within the same market area. In addition, vehicles that may not sell within a prescribed time period at one dealership are moved to another dealership within the same market area for an additional period of time. Further, the Company's advertising is maximized by advertising vehicle inventory in each market under a single, regional trade name.

     EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. The Company has an integrated computer-based management information system that allows the Company to obtain current information on operations in order to manage its operations uniformly and efficiently. Through its accounting software, the Company is able to operate from one accounting platform, bar code inventory, track sales, and provide a network for its dealerships to access inventory available at its other dealerships locations. The Company currently utilizes financing software that allows the Company to rapidly transmit to its dealerships and receive finance contracts and all required state motor vehicle forms and to track customer payments.

     CENTRALIZED CREDIT APPROVAL. The Company maintains a separation between the credit approval process for its used cars and its sales department by utilizing separate corporate subsidiaries. Credit review and approval is conducted by experienced finance personnel at the Company's headquarters, exclusive of the sales function. The Company employs credit approval criteria which it applies to its credit decisions and evaluation of the credit risks associated with the loans.

     DEVELOP AND RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES. The Company continually seeks to develop and retain qualified personnel and promote talented employees to assume more responsible positions in the Company's organization. The Company employs an incentive based compensation program to motivate and retain quality personnel, such as equity sharing through a stock option plan, bonuses, and a competitive benefit package.

ACQUISITIONS

     Acquisitions have been a key element in the Company's growth strategy. The Company completed the acquisitions described below in 1997.

                                                                  1996
                                                  DATE          REVENUES
                  COMPANY                       ACQUIRED     (IN THOUSANDS)      PRIMARY BUSINESS
PREDECESSOR COMPANIES

Smart Choice Holdings, Inc.                   1/28/97         --              Formation stage company

Eckler Industries, Inc.
Titusville, Florida                           1/28/97       $14,893           Sale of Corvette parts and accessories

Florida Finance Group, Inc. and affiliates
St. Petersburg, Florida                       1/28/97       $ 6,130           Used vehicle sales and financing

Palm Beach Finance and Mortgage Company and
affiliates                                    2/14/97       $11,999           Used vehicle sales and financing
West Palm Beach, Florida

Liberty Finance, Inc. and affiliates
Orlando, Florida                              2/12/97       $21,687           Used vehicle sales and financing

OTHER ACQUISITIONS

Dealers Insurance Services, Inc.
Tampa, Florida                                1/28/97       $   812           Insurance broker for auto dealerships

Dealers Development Services, Inc.
Tampa, Florida                                1/28/97       $   698           Auto dealership training services

Ready Finance, Inc. and affiliates
West Palm Beach, Florida                      6/27/97       $11,621           Used vehicle sales and financing

Fedo Finance, Inc. and affiliates
West Palm Beach, Florida                      6/30/97       $ 3,465           Used vehicle sales and financing

Jack Winters Enterprises, Inc.
Stuart, Florida                               8/21/97       $21,149           New vehicle dealership (Volvo)

B & B Florida Enterprises, Inc.
Stuart, Florida                               8/29/97       $24,473           New vehicle dealership (Nissan)

AUTO RETAIL OPERATIONS

     BUY HERE-PAY HERE USED CAR DEALERSHIPS. The Company currently owns and operates 19 buy here-pay here used car dealerships under the "First Choice" name and three used car dealerships under the "Team Auto Sales" name. Vehicles with mileage of 80,000 miles or less are placed at First Choice locations. Vehicles with mileage that exceeds 80,000 miles (usually repossessions or trade-ins) are placed at Team Auto Sales locations. The Company's buy here-pay here dealerships are divided into three regions (the Tampa-St. Petersburg, Orlando, and West Palm Beach, Florida metropolitan areas), and each region is managed by a regional manager. Each dealership is managed by a sales manager who oversees a sales staff. On acquired dealerships, the Company upgrades the facilities it acquires with fresh exterior and interior paint and new signage (with an emphasis on the blue and yellow colors of First Choice); replaces furniture and fixtures as necessary; reconditions existing inventory of the acquired dealership; increases inventory; and installs upgraded computer systems.

     The Company's First Choice dealerships generally maintain an average of 50 to 125 used cars and feature a wide variety of makes and models (with ages generally ranging from three to six years) and a range of sale prices, all of which enable the Company to meet the preferences and budgets of a wide range of potential customers. The Company has in the past offered and now provides a 24 month/24,000 mile service agreement with each used car sold at a First Choice dealership, making the vehicle more attractive for the buyer. In the past, approximately 65% of the Company's customers purchased the service agreement. As of April 1998, the Company included a service agreement with each car sold. The Company believes that by selling higher quality used cars and providing a service agreement to cover major repairs, improved customer satisfaction and fewer defaults on finance contracts result.

     The Company acquires most of its used vehicles through auto auctions. All vehicles are processed through one of the Company's reconditioning facilities and are subjected to a 110 point inspection program and reconditioning, as necessary. The Company outsources painting and body work. The Company invests approximately $300 per vehicle in repairs prior to delivering the vehicles to the individual dealerships for sale. The regional managers determine the number and types of vehicles for the dealerships in their regions. If the vehicle is not sold in 90 days, it is rotated to another First Choice dealership in the same region for an additional 90 days after which, if not sold, it is sold wholesale to other dealers.

     NEW CAR DEALERSHIPS. The Company owns and operates two new car dealerships, one with Nissan and the other with Volvo factory franchises. These new car dealerships also sell late-model used vehicles (between one to three years old). These dealerships operate under the name of the city where they are located plus the franchise brand name (e.g. Stuart Volvo). The Company anticipates that the new car dealerships will be an additional source of quality used cars for its used car business and will provide additional lots for its used car dealerships.

     The Company's new car dealerships are managed by a general manager who oversees a sales staff, finance department and service department. The Company does not finance its new vehicle sales, although it arranges third party financing through banks, credit unions or manufacturers' captive finance companies.

     Substantially all of the Company's new vehicles are acquired from manufacturers. Allocation of vehicle inventory from manufacturers is based primarily on sales volume and input from dealers. Vehicle purchases are financed through revolving (floorplan) credit facilities. New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by the Company with third-party lenders. New vehicle leases generally have short terms. Lease customers, therefore, return to the new vehicle market more frequently. Leases also provide a source of late-model, generally low mileage, vehicles for the Company's used vehicle inventory.

BUY HERE-PAY HERE FINANCE

     The Company offers financing to its buy here-pay here customers. The Company does not acquire any loans from third parties. It provides financing only for its own buy here-pay here customers, thereby relying on its own underwriting standards and not those of third parties. Sales and financing are separate functions performed by different Company subsidiaries. All credit and financing review and decisions are made by experienced financing personnel at the Company's headquarters. The Company's buy here-pay here used car dealerships use a standardized sales contract that typically provides for down payments of approximately 10% of the purchase price with the balance of the purchase price financed at an average annual percentage rate of approximately 26% over periods ranging from 12 to 48 months. The Company finances approximately 95.0% of the used car sales at its buy here-pay here dealerships through retail installment contracts that the Company originates and services. The Company does not purchase third-party finance contracts, except for finance contracts purchased in the Company's acquisitions.

     CUSTOMER CREDIT PROFILE. The Company targets the buy here-pay here customers with "C" and "D" credit profiles. A "C" rated consumer may have an inconsistent employment record or unresolved problems with credit in the past. This borrower will generally not be able to obtain a loan to finance a late-model or older used car purchase from a captive finance subsidiary or a bank otherwise available to customers with "A" or "B" credit ratings. A "D"
rated consumer has an unfavorable employment history and serious credit problems, such as personal bankruptcy. This borrower's only choice is to finance his or her used car purchase, which is often from an independent as opposed to a franchise dealer, through an independent finance company that is active in this market segment. Based on a random sample by the Company of its loan portfolio in October, 1997, the Company's average customer (at the time such customer applies for or is approved for credit) has gross annual household income of approximately $30,000, has an average length of employment at his or her current job of approximately 3.2 years and has resided in the same area for approximately 4.9 years.

     CREDIT EVALUATION PROCEDURES. The Company applies uniform underwriting and credit approval standards in originating its used car loans. The most important criteria the Company uses in evaluating a loan are the applicant's creditworthiness, the collateral value of the vehicle, employment and resident histories, income information, personal references, income and expenses information, credit bureau reports, and other information regarding the
customer's  credit  history.   The  sales  managers  at  the  Company  used  car
dealerships submit the customer's credit application to the Company's headquarters in Titusville, Florida, where the customer's creditworthiness is reviewed. The Company utilizes a credit evaluation system it developed to assist in determining a customer's creditworthiness. Financing decisions are made by an experienced loan staff with a minimum of five years experience, and overall an average of 10 years experience in car financing. For applicants who fall outside of the guidelines, the ultimate financing determination is made by senior management. Further, members of senior management regularly review credit decisions made by the Company's employees to assure uniformity in underwriting standards. Periodically, the Company retains credit underwriting consultants to review the Company's loan quality, collection and underwriting procedures and recommend areas for improvement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses" for information about the Company's loan loss and delinquency experience.

     CONTRACT SERVICING. The Company services its finance contracts. The servicing procedures have been specifically tailored to buy here-pay here customers and include (i) monitoring loans and related collateral, (ii) accounting for and posting all payments received, (iii) responding to borrowers' inquiries, (iv) taking all necessary action to maintain the security interest granted in the financed automobile, (v) investigating delinquencies and communicating with borrowers to obtain timely payments, (vi) pursuing deficiencies on loans and (vii) when necessary, contracting licensed, bonded and insured third-party agents to repossess the financed automobile.

     COLLECTION POLICY. The Company is aggressive in its collection policies, believing that by acting promptly and working with the customers, the Company is able to minimize its loss exposure. The Company employs a credit counselor in each of its major market areas to work directly with delinquent customers, and the Company also maintains regional payment centers so customers can pay by cash rather than send checks through the mail. Approximately 60% of the customer payments are received through the regional payment centers. The Company begins collection efforts when an account balance becomes one day past due. Generally, the Company's policy is to work with the customer to permit the customer to keep the automobile and continue making payments, and to take more aggressive action if the customer fails to continue making payments. Generally, the Company begins the process of repossession when two payments are past due. Repossessions are handled by independent licensed, bonded and insured repossession firms engaged by the Company.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information system (the "MIS System") allows the Company to manage its operations uniformly and efficiently through "real time" information. Utilizing its MIS System, the Company is able to operate from one accounting platform, bar code inventory, track sales and costs, and provide its dealerships access to inventory available at other Company dealerships. The Company also employs financial software to facilitate the Company's underwriting and credit approval process, track collections and monitor its loan portfolio. The Company has assimilated loan tracking software utilized by the finance companies it acquired in connection with acquisitions of buy here-pay here dealerships. The Company is installing financial software for its finance contracts that will integrate into one uniform system all loan monitoring and servicing functions. The Company intends to place in service within the next 60 days a recovery system in the event of a natural disaster (i.e., hurricanes, tornadoes, fire, lightning) under which all systems can be rerouted to a remote location and fully operational within 24 hours. The Company has the ability to customize and upgrade its software in-house with its own staff of MIS personnel and to trouble-shoot any interruptions that may occur.

ADVERTISING AND MARKETING

     In general, the Company's advertising campaigns for its used car dealerships emphasize its multiple locations, wide selection of quality used cars, and ability to provide financing to most buy here-pay here borrowers, and value-added programs such as service agreements and loan pre-qualifications. The Company's used car advertising campaign revolves around a series of radio and television commercials, as well as complementary print advertisements. The television spots appear at targeted television hours (early evening, three minute "infomercials" late at night, as well as televised sporting events). However, the Company receives its best response from radio ads in which it advertises specific sales in addition to the Company's value-added programs. Moreover, the Company's upgraded facilities also provide effective advertising. The facilities' fresh and inviting appearance fosters the image of a dealership that offers quality cars and encourages drive-by traffic to visit dealerships. The Company believes that its marketing approach creates brand name recognition and promotes its image as a professional, customer oriented business, in contrast to the lack of name recognition and generally unfavorable public image of used car dealerships.

     A primary focus of the Company's marketing strategy for its used car dealerships is its ability to finance consumers with poor credit histories. The Company has initiated marketing programs designed to attract buy here-pay here customers, assist such customers in reestablishing their credit, reward those customers who pay on time, develop customer loyalty and increase referral and repeat business. The Company created for its customers such value-added programs as providing quality vehicles through a comprehensive inspection and refurbishment program, providing a 24-month/24,000 mile service agreement on cars sold at First Choice dealerships, rapid loan application processing, and pre-qualification over the telephone by calling an "800" number. The Company reports monthly to credit bureaus, allowing customers the opportunity to work toward reestablishing their credit, and providing an avenue for them to purchase newer cars as their credit improves.

     The Company advertises extensively in the print, radio and television media. The Company also utilizes various telemarketing programs. For example, potential customers are contacted within several days of their visit to a Company dealership to follow up on leads and obtain information regarding their experience while at a Company dealership. In addition, used car customers with satisfactory payment histories are contacted several months before contract maturity and are offered an opportunity to purchase another vehicle with a nominal down payment requirement or to move up to a newer vehicle at one of the Company's new car dealerships if the customer has improved credit.

COMPETITION

     The used and new automobile business in which the Company competes is highly fragmented and very competitive. Each Company dealership competes with a myriad of new car dealerships and independent used automobile dealers, ranging in size from the independent dealer with less than 20 cars on a lot to the large, well-capitalized new car dealership chains. The Company may face increased competition from automobile consolidators such as Ugly Duckling Corporation and "superstores" such as CarMax, AutoNation USA and Driver's Mart Worldwide, Inc. Others, such as Auto By Tel, are marketing vehicles on the Internet. In addition, certain regional and national car rental companies have begun to operate retail used car lots to dispose of their used rental cars. Many of these competitors have significantly greater financial, marketing and other resources than the Company.

     The used car "superstores" typically use a mega-dealer approach with substantial investments in real estate and extensive inventory at each dealership. In contrast, the Company maintains several medium to large dealerships in each of its marketing areas. The Company believes that by covering more territory with multiple locations in a market area rather than having one superstore serving a large geographic area, the Company's dealerships are more easily accessible to a wider population and the Company benefits from more visibility in its market area. Also, the existence of multiple locations gives the Company greater flexibility in responding to a change in demographics.

     The Company's buy here-pay here dealerships do not directly compete with superstores such as CarMax or AutoNation which inventory newer, more expensive vehicles than the Company and do not target buy here-pay here borrowers. Of the large companies that have entered the buy here-pay here car business, thus far only Ugly Duckling has announced an intention to focus on the buy here-pay here borrower. However, the Company believes that it competes effectively with the independent Buy Here-Pay Here Dealers and could compete effectively with Ugly Duckling because the Company's vehicles are generally newer, lower mileage cars. Further, the Company now provides each customer with a 24-month/24,000 mile service agreement on each used car sold at a First Choice dealership. The
Company distinguishes its direct sales and financing operations from those of typical buy here-pay here dealers by providing multiple locations, upgraded facilities, large inventories of used automobiles, centralized purchasing, value-added marketing programs, and dedication to customer service. In addition, the Company has developed underwriting guidelines and techniques to facilitate rapid credit decisions, as well as an integrated, technology-based corporate infrastructure that enables the Company to monitor and service its finance contracts. The Company believes that it is the largest buy here-pay here dealership in Florida.

     The buy here-pay here segment of the used car financing business is also highly fragmented and very competitive. In recent periods, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of used car retail installment contracts. In addition, there are numerous financial services companies serving, or capable of serving, this market. While traditional financial institutions, such as commercial banks, savings and loans, credit unions and captive finance companies of major automobile manufacturers have not consistently serviced buy here-pay here borrowers, the high rates of return earned by companies involved in buy here-pay here financing have encouraged certain of these traditional institutions to enter, or contemplate entering, this market.

CORVETTE PARTS AND ACCESSORIES

     The Company, through its Eckler subsidiary, is a manufacturer and supplier of aftermarket Corvette parts and accessories. For the year ended December 31, 1997, Eckler accounted for approximately 21.7% of the Company's revenues. The Company expects that Eckler's revenues, as a percentage of overall revenue, will decrease as the Company expands its vehicle dealership business.

     In December, 1993, the Company entered into a Reproduction and Service Part Tooling License Agreement with General Motors Corporation, Service Parts Operations ("GM") (the "GM Agreement"). Under the GM Agreement, the Company is licensed to manufacture, sell, distribute and market numerous parts discontinued by GM which the Company may sell under the GM Restoration Parts trademark for various Corvette model years. The initial term of the GM Agreement continues through December 31, 2001 with two consecutive five-year renewal options to December 31, 2011. As consideration for the GM Agreement, the Company paid GM an advance of $1,000,000 against future royalties on sales of licensed parts through December 31, 1999. The renewal options are subject to the Company making certain minimum net royalty payments to GM of at least $750,000 during the 12 months immediately preceding the first renewal term and at least $1,000,000 during the 12 months immediately preceding the second renewal term.

     For each twelve month period commencing January 1, 2000 through December 31, 2001, and annually thereafter during any renewal term, the Company is obligated to pay to GM a percentage royalty up to a maximum of 8% on net sales, with a minimum of $500,000 annually in royalties for net sales of the licensed parts (i.e., gross sales of licensed parts less quantity discounts and returns for damaged goods). For each twelve month period commencing January 1, 2002 through December 31, 2006, the annual minimum royalty is $750,000 and for January 1, 2007 through December 31, 2011 the annual minimum royalty is $1,000,000.

     SALES AND DISTRIBUTION METHODS. The Company typically generates its revenues through catalog sales (including mail-in orders) and showroom sales. The Company markets its Corvette products primarily through the distribution of the "Eckler's" catalog which markets approximately 17,000 items and historically has generated most of Eckler's revenues. In 1996 and 1997, respectively, the Company distributed over 325,000 and 400,000 copies of its catalog, and the Company intends to distribute in 1998 over 725,000 copies of its catalog, to existing and prospective customers, both retail and wholesale by two (instead of the traditional one) mailings. The Company's telemarketing staff is principally an inbound, order-taking department, although in recent months more out calling has occurred. In each of the fiscal years ended December 31, 1997, 1996, and 1995, catalog sales accounted for approximately 93% of Eckler's revenues. In addition to its catalog, the Company markets Corvette products from its 5,000 square foot Titusville showroom, advertises in magazines and trade publications, and sponsors various promotional programs. The Company also distributes approximately 30,000 copies of its catalog through newsstands.

     In each of the three fiscal years ended December 31, 1997, domestic sales accounted for approximately 97% of the Company's total Corvette product sales, with the States of Florida, Pennsylvania, New Jersey, New York, Indiana, Illinois, Ohio, Texas, Michigan and California constituting approximately 50% of total sales. International sales accounted for approximately 3% of total sales in those years.

     SOURCING AND PRODUCTION. A substantial majority of the Company's Corvette products are obtained from many independent manufacturers and distributors. The Company sources its GM Restoration Parts by having them made by third party manufacturers and by purchasing inventory of discontinued parts directly from GM. The Company has over 400 Corvette product suppliers with no single source accounting during each of the fiscal years 1997, 1996, and 1995 for more than 5% of purchases, except for Bob Steele Chevrolet, which accounted for approximately 14% of purchases in 1996. Of the Company's approximately 95,000 customers, no single customer accounted for more than 5% of Eckler's total revenues during 1997.

     COMPETITION. The Company competes directly with a number of local, regional and national suppliers of aftermarket Corvette automotive parts. The Company has identified seven primary competitors, five of which are located in the mid-west, one in Pennsylvania and one in Virginia.


DEALER TRAINING AND INSURANCE SERVICES

     The Company's subsidiary Dealers Insurance Services, Inc. ("DIS") provides a full range of insurance services to the franchised automobile dealer market. DIS currently provides various insurance products to over half of the franchised dealers in Florida.

     The  Company's  subsidiary,   Dealer  Development  Services,  Inc.  ("DDS")
provides sales training to franchised dealership employees and business consulting to such dealerships. DDS is an authorized training vendor for the over 3,500 Chevrolet dealerships nationwide and has provided training and consulting to over 200 dealerships representing nearly every manufacturer.

REGULATION, SUPERVISION, AND LICENSING

     The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state and local statutes, ordinances, and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that the Company originates and/or purchases, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws.

     The Company typically charges interest rates ranging from 25.0% to 29.9% per annum on the finance contracts originated at its used car dealerships. Currently, all of the Company's used car sales activities are conducted in, and its finance contracts are originated in, Florida, which limits the interest rate that a lender may charge. The Company may expand its operations into other states that also impose interest rate limits.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company does not have any registered trademarks or service marks other than "Eckler's." Under certain license agreements with GM, the Company licensed the right to use the GM Restoration Parts label on discontinued Corvette parts it manufactures or acquires under the GM Agreement. The Company also has the non-exclusive right to use certain GM trademarks (i.e., "CORVETTE," "VETTE" and Corvette body designs) under certain trademark and licensing agreements, in connection with the manufacture, sale, promotion and distribution of pre-approved accessory, novelty, gift and apparel items.

EMPLOYEES

     At December 31, 1997, the Company employed 436 persons, of which 50 were employed in the Company's executive and administrative offices, 254 were employed in its Company dealership operations, 53 were employed in the Company's credit and collection activities, and 79 were employed by Eckler. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company owns approximately 5.57 acres of real property at its main facilities (the "Main Facility") in Titusville, Florida. Three buildings comprise the Company's Main Facility as follows: one building of approximately 33,000 square feet housing the Company's main office and showroom; a building of approximately 30,000 square feet housing the Company's manufacturing facilities where the Company manufactures Corvette body parts; and a third building of approximately 24,825 square feet serving as the Company's warehouse and shipping and receiving facilities. The Company also owns additional undeveloped acreage adjacent to its Main Facility, comprising approximately 5.3 acres (the "Undeveloped Property").

     The Main Facility and the Undeveloped Property are subject to a mortgage and security agreement with an outstanding principal balance of approximately $2.5 million. The Company is obligated to make monthly payments of $13,333 principal plus interest at 1.5% above the prime rate as quoted by the lender from time to time. The loan matures on July 1, 1998, at which time the Company intends to negotiate a later maturity.

     As of December 31, 1997, the Company leased 25 facilities including 21 used car dealerships, two new car dealerships, office space in Tampa, Florida and two vehicle reconditioning facilities. The locations and annual lease payments on the existing properties are as follows:
                                            APPROX. SIZE   ANNUAL     LEASE
                    NAME AND LOCATION          (ACRES)      RENT     EXPIRES(1)

          Lakeland Reconditioning Center         6.7      $  212,844  5/12/1998
          310 County Line Road
          Lakeland, FL  33809

          Stuart Nissan                         9.25      $  346,680  8/31/2002
          4313 S. Federal Highway
          Stuart, FL  34997

          Stuart Volvo                           9.0      $  250,380  12/19/2003
          4205 S. Federal Highway
          Stuart, FL  34997

          All other leased facilities(2)          -       $1,311,000      -


-----------------------

(1)      Does not include renewal options.

(2) Includes 20 buy here-pay here dealerships located throughout Florida, a four-bay reconditioning facility in West Palm Beach, Florida, and approximately 2,000 square feet of office space in Tampa, Florida.


ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is named in claims involving the sale of automobiles, contractual disputes and other matters arising in the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could be expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON EQUITY

     The Company's Common Stock, $.01 par value per share ("Common Stock"), and Redeemable Common Stock Purchase Warrants ("Public Warrants") are listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. There were approximately 1,418 beneficial holders of the Common Stock and 258 beneficial holders of the Public Warrants. The following table sets forth the high and low closing sale prices of Common Stock and the Public Warrants, as reported by the Nasdaq SmallCap Market, for the periods indicated.

1996                      HIGH           LOW
----

COMMON STOCK
     First Quarter        5-1/8          3
     Second Quarter       4-13/16        3-3/8
     Third Quarter        4-1/2          2-7/8
     Fourth Quarter       6-1/4          3

PUBLIC WARRANTS
     First Quarter        15/16          3/8
     Second Quarter       13/16          9/16
     Third Quarter        15/16          1/2
     Fourth Quarter       1-3/16         7/16

1997
----

COMMON STOCK
     First Quarter        6-1/8          4-5/8
     Second Quarter       6-3/4          4
     Third Quarter        7              4-3/16
     Fourth Quarter       6-1/4          3-1/2

PUBLIC WARRANTS
     First Quarter        1-5/16         3/4
     Second Quarter       1-7/8          3/4
     Third Quarter        1-1/2          3/4
     Fourth Quarter       1-5/32         1/2

1998
----

COMMON STOCK
     First Quarter        4-9/16         1-15/16

PUBLIC WARRANTS
     First Quarter         23/32         5/16

     Continued inclusion of the Common Stock and Public Warrants on the Nasdaq SmallCap Market requires the Company to maintain certain criteria such as market value, public float, capital and surplus. As of February 23, 1998, the Company was not in compliance with certain listing criteria which became applicable to SmallCap Market listed companies on that date. Nasdaq has notified the Company that the Common Stock and Public Warrants would be scheduled for delisting unless the Company requested a hearing for an exception from these listing criteria. The Company has requested a hearing which has stayed the delisting.

     The Company has not paid dividends on its Common Stock since its initial public offering of Common Stock in 1995. The Company has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for the future operation and expansion of the business. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. The Company's current obligations to Finova Capital Corporation, Huntington National Bank, and Sirrom Capital Corporation restrict the Company's ability to declare or pay dividends.


RECENT SALES OF UNREGISTERED SECURITIES

     Described below are all sales of securities by the Company during the fourth quarter of 1997 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of offerees as "accredited investors."

     On September 30, 1997, the Company completed an offering of 300 units of Series A redeemable convertible preferred stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $2,965,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $8.10 per share. The warrants expire five years after the date of issuance. The preferred stock is convertible into shares of common stock at a conversion price which, at the option of the buyer, is either fixed at a rate of 135% of the market price of common stock on the date of issuance of the preferred stock, or floating at a rate of 100% of the market price of the common stock if converted during the period 90 days after the issuance of the preferred stock and 90% of the market price if converted at any time after that 90-day period. Accordingly, since none of the preferred stock was converted 90 days after issuance, a preferred stock dividend of $333,333 ($.04 per share) has been recorded for the year ended December 31, 1997 for the difference between the discounted conversion price of the preferred stock and the fair market value of the Company's common stock at the time of issuance. The preferred stock is redeemable at the option of the buyer upon the occurrence of certain events at a price per share that is also dependent upon the occurrence of certain events.

     On December 10, 1997, the Company issued an additional 100 units of the Series A redeemable convertible preferred stock and associated warrants for net proceeds of $1,000,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $5.23 per share. The warrants expire five years after the date of issuance. The preferred stock has features identical to that of the Series A redeemable convertible preferred stock issued on September 30, 1997.

     Subsequent to December 31, 1997, the holders of the preferred stock converted 245 shares of preferred stock into 1,265,827 shares of common stock.

     On December 16, 1997, the Company issued 7,008 shares of Common Stock to Robert Eckler on the exercise of a stock option held by him for $2.50 per share.

     On December 29, 1997, the Company issued 600 shares of Common Stock to Richard Bogani on exercise of a warrant to purchase Common Stock for $3.00 per share held by him.

     On December 30, 1997 the Company issued the following shares of Common Stock to the following persons in cancellation of debt owed by the Company to such persons as indicated:

                                                         Debt
          Name                   No. of Shares        Cancelled
          ----                   -------------       ------------
Lawrence O'Blander                  99,096             $396,385

Albert Klopf                        21,200               84,800

Ellen Deane                          5,968               23,870

R.C. Hill, II                      316,250            1,265,000


     On December 31, 1997, the Company issued 5,500 shares of Common Stock to Greenberg Traurig, a law firm, in payment of $22,000 of legal services.

     On the following dates, the Company issued, as compensation to employees, options to purchase Common Stock for the exercise prices indicated:

                                            No. of          Exercise
     Employee             Date              Shares           Price
     --------           --------          --------          --------
John Zurenda            10/29/97            9,000             $5.63

Erin Burke              10/29/97           12,000             $5.63

Michael Passaro         10/27/97           45,000             $5.88

Jeannette Frazier       11/14/97           10,000             $5.63

Ted Wilhite             11/14/97           10,000             $5.63

All Employees of
the Company at
year end                12/31/97          41,700*             $4.00

--------------

*  100 shares to each employee for 41,700 shares in the aggregate.

     On the following dates, the Company issued warrants to purchase Common Stock for $3.00 per share to the following holders of debentures issued by a subsidiary of the Company on maturity of such debentures, pursuant to a contractual requirement under such debentures:

                                              No. of Shares
         Person                Date         Covered by Warrants
         ------                ----         -------------------
Robert Raw, II               11/19/97             800

Leon J. Cort Trust           11/19/97             800

John S. Petit                11/19/97             800

Robert Lanteri               11/19/97           1,200

Charles S. Joy               11/19/97           1,200

John Thatch                  11/19/97           1,200

Edgar J. Rosenberry          11/19/97          16,800

Lee R. Bohner Trust          11/19/97           1,200

John Ward                    12/31/97           2,400

Carl A. Alfrey               11/19/97           1,200

Robert O. Baratta            11/19/97           1,320

Charles V. Ditoro            11/19/97           1,200

Michael F. Ciferri           11/19/97             600

Douglas Sampson              11/19/97           1,200

Nicholas Diterlizzi          11/19/97           1,200




ITEM 6.  SELECTED FINANCIAL DATA.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth selected historical financial data of the Company and its predecessors as of the dates and for the periods indicated. The selected financial data of the Company were derived from the audited consolidated financial statements included herein. The selected financial data for the predecessors for 1996, 1995, 1994 and 1993 were derived from the audited combined financial statements of Florida Finance Group, Inc. and affiliates, Eckler Industries, Inc., Liberty Finance Company and affiliates, and Palm Beach Finance Mortgage Company and affiliate (collectively referred to as the "predecessors").

         The selected consolidated financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes thereto of the Company appearing elsewhere herein.

                                                                    As of December 31,
                                               -------------------------------------------------------
                                                          Predecessors (1)                   Actual(2)
                                               ----------------------------------------      ---------
                                                  1993      1994       1995        1996        1997
                                                  ----      ----       ----        ----        ----
               STATEMENT OF OPERATIONS DATA:

               REVENUES:

                   Sales at Used Car             22,841    26,043     27,521    33,867         35,279
                   Dealerships

                   Sales at New Car                                                             9,863
                   Dealerships

                   Corvette Parts and            14,317    13,943     12,973    14,893         15,385
                   Accessories

                   Income on Finance              2,624     3,194      4,614     5,949          9,210
                   Receivables

                   Income from Insurance
                   and training                      --        --         --       --           1,178
                                                 ------    ------     ------    ------         ------
               Total Revenues                    39,782    43,180     45,108    54,709         70,915
                                                 ======    ======     ======    ======         ======

               COSTS AND EXPENSES:

                   Costs of Sales at New Car                                                    8,618
                   Dealerships

                   Cost of Sales at Used         14,611    19,868     21,916    28,338         27,951
                   Car Dealerships

                   Cost of Corvette Parts         9,040     9,103      8,429     9,648         10,206
                   and Accessories Sold

                   Provision for Credit           2,623     1,475      1,615     2,881          4,942
                   Losses

                   Costs of Insurance and                                                          85
                   Training

                   Selling, General and          11,349     9,837     10,902    13,236         24,708
                   Administrative Expenses

                   Compensation Expense
                   Related to Employee                                                          4,650
                   Stock Options

                   Restructuring Charges                                                        2,118
                   Interest Expense              1,380     1,409      2,012     2,435          (6,454)
                                               --------  --------    ------    -------     ----------

                                                $39,003   $41,692    $44,874   $56,538     $   76,824
                                                -------   -------    -------   -------     ----------

               Net Income (Loss)                $  (434)  $ 1,549    $ (135)   $(1,568)    $  (18,649)
                                               =========  ========   =======   ========    ===========

               Net Income (Loss) Per Share           --        --         --        --         (2.14)
               Weighted Average Common
               Shares Outstanding                                                           8,860,733
                  During Period


                                                                   As of December 31,
                                             ----------------------------------------------------------
                                                          Predecessors (1)                Actual(2)
                                               ---------------------------------------    ----------

                                                1993      1994      1995      1996         1997
                                                ----      ----      ----      ----         ----
            BALANCE SHEET DATA:
            Cash and Cash Equivalents              319       268       364       618         1,067
            Finance Receivables, Net             7,608    11,477    16,399    19,825        33,227
            Inventories                          3,347     3,781     4,899     5,409        15,516
            Total Assets                        17,942    21,851    28,569    32,327        89,105
            Total Debt                          12,255    14,583    19,931    23,402        30,138
            Shareholders' Equity                 3,871     4,143     3,503     6,001         4,520


------------------------

(1) On January 28, 1997, the Company (then known as Eckler Industries, Inc.) acquired all of the issued and outstanding shares of common stock of Smart Choice Holdings, Inc. ("SCHI") pursuant to a merger transaction which resulted in SCHI becoming a subsidiary of the Company. However, since the shareholders of SCHI obtained a majority of the voting rights of the Company as a result of the transaction, the transaction was accounted for as a purchase of Eckler Industries, Inc. by SCHI (a reverse acquisition in which SCHI is considered the acquiror for accounting purposes). Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, which was incorporated on June 21, 1996. Further, between January 28, 1997 and February 14, 1997, the Company acquired the following vehicle dealerships and related businesses through stock or asset transactions, all of which were subject to acquisition agreements with SCHI: Florida Finance Group, Inc. and affiliates, Liberty Finance Company and affiliates, and Palm Beach Finance and Mortgage Company and affiliate (collectively the "Acquired Businesses"). For accounting purposes, the Acquired Businesses and Eckler Industries, Inc. are treated as predecessors to the Company. The acquisition of each of the predecessors was recorded as a purchase with the assets and liabilities assumed recorded at their estimated fair values and their results of operations included in the consolidated financial statements of the Company since their respective dates of acquisition. The financial statements of the predecessors are presented on a combined basis. The financial data for the period after the acquisitions are presented on a different cost basis from that for the financial data before the acquisitions and, therefore, are not comparable.

(2) SCHI was incorporated on June 21, 1996, and was a development stage corporation prior to January 28, 1997. As more fully discussed in note
         (1) above, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI and its predecessors. The financial statements for the year ended December 31, 1997 are those of SCHI and the predecessors and recent acquisitions (all of which occurred in 1997) from the date of acquisition through December 31, 1997. The financial data for the period after the acquisitions are presented on a different cost basis from that for the financial data before the acquisitions and, therefore, are not comparable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's Selected Consolidated Financial Information included and the Consolidated Financial Statements and related Notes thereto included herein.

FORWARD LOOKING STATEMENTS

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS. ADDITIONAL WRITTEN OR ORAL FORWARD LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR OTHERWISE. SUCH FORWARD LOOKING STATEMENTS ARE WITHIN THE MEANING OF THE TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME, OR LOSS, ESTIMATES OF CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS, PRODUCTS OR SERVICES, AND FINANCING NEEDS OR PLANS, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. THE FOLLOWING DISCLOSURES, AS WELL AS OTHER STATEMENTS IN THIS REPORT ON FORM 10-K, AND IN THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES, OR THAT COULD AFFECT THE COMPANY'S STOCK PRICE.

RESULTS OF OPERATIONS

     The Company was established in the first quarter of 1997 by a merger of Eckler Industries, Inc. with various companies involved in the sale and financing of new and used cars. Since the combination, the Company has grown its operations by acquiring five used car dealerships with 13 locations in central and southern Florida and opening 9 additional buy here-pay here locations. The Company has also acquired two new car dealerships. The Company intends to continue its expansion as its capital resources and available acquisition opportunities permit.

     PREDECESSOR COMPANIES AND LACK OF COMPARABILITY. For accounting purposes, and as a result of the merger and acquisition transactions in January and
February, 1997, the following companies collectively are treated as the predecessor companies for purposes of financial statement presentation: Eckler Industries, Inc., Florida Finance Group, Inc. and affiliates ("FFG"), Liberty Finance Company and affiliates ("Liberty"), and Palm Beach Finance and Mortgage Company and affiliate ("PBF"). The predecessor companies lacked a common year end, had different cost bases, had different elections for income taxation, grouped and classified some income, expense and balance sheet accounts differently, had somewhat different markets for used vehicle sales, and had different credit underwriting and loss reporting policies. Accordingly, the results of operations for the periods prior to 1997 are not comparable.

     Also, Eckler Industries, Inc. previously had a fiscal year ending September 30 for financial reporting purposes and for reporting to the Securities and Exchange Commission. As a result of the reverse merger in which SCHI was the accounting acquiror, the Company's year end became December 31, the fiscal year end of SCHI.

     PRESENTATION OF DEALERSHIP REVENUES AND COSTS AND EXPENSES. Revenues from Company new car dealerships include sales of new and used vehicles, as well as revenues from repairs and finance and insurance commissions. Revenues from Company used vehicle car dealership operations consist of sales of used cars and income on finance receivables. Costs and expenses of used and new car dealership operations is comprised of the cost of vehicles and other products sold and the provision for credit losses on finance receivables. The prices at which the Company sells its used cars at its used car dealerships and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and it is treated by the Company as a cost of both the future finance income derived on the contract receivables originated at the Company's First Choice dealerships, as well as the cost of the sales of the vehicles themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profits in the Statement of Operations calculated as sales of used cars less cost of used cars sold.

     COMPARISON OF COMBINED YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1996 TO CONSOLIDATED YEAR ENDED DECEMBER 31, 1997.

     The following table sets forth revenues and expenses in aggregate dollars and as a percentage of total revenue for the Company and its predecessors, Eckler, FFG, Liberty, and PBF, for the years ended December 31, 1995, 1996 and 1997. As a result of the acquisitions discussed above, and the related differences in cost basis of the assets and liabilities of the Company after the acquisitions and the cost bases of the predecessors, the results of operations for the year ended December 31, 1997 are not comparable to those for the years ended December 31, 1995 and 1996.



                                                         Year Ended December 31,
                              ----------------------------------------------------------------------
                                                         (Dollars in Thousands)

                                               Combined  (1)                      Consolidated (2)
                              ---------------------------------------------     --------------------
                                     1995                       1996                   1997
                                     ----                       ----                   ----

Revenues                      45,108    100.0%         $54,708       100.0%      $70,915    100.0%

Costs of revenues             31,960    70.9%           40,867        74.7%       51,801     73.0%

Selling, general and
   administrative expenses    10,902    24.2%           13,236        24.2%       24,708     34.8%

Compensation expense              --       --               -          -           4,650      6.6%
   related to employee
   stock options

Restructuring charges             --       --               -         -            2,118      3.0%

Operating income (loss)        2,246     5.0%              606         1.1%      (12,362)   (17.4)%

Interest expense              (2,012)   (4.5%)          (2,435)      ( 4.5)%      (6,454)    (9.1)%

Other income (expense)          (369)   (0.8%)             262         0.5%          168      0.2%
                                -----   ------             ---         ---           ---      ----

Net loss                       ( 135)   (0.3%)        ($ 1,567)      ( 2.9%)    ($18,649)   (26.3)%
                               ======   ======        ======== ==    ======     =========   =======

------------------------

(1) The financial data for 1995 and 1996 is the sum of the actual results of the four predecessors for 1995 and for the period from the earlier of January 1, 1996 or formation through December 31, 1996. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisition, the 1995 and 1996 data is not comparable to the data for 1997.

(2) The financial data for 1997 was derived from the consolidated financial statements included herein of the Company and all the acquired companies from the date of acquisition through December 31, 1997. Because the financial data for 1997 includes data of the Company and its predecessors which are presented on different cost bases, such data are not comparable to the financial data for 1996.

     REVENUES. The Company's revenues increased approximately $16.2 million from $54.7 million for the year ended December 31, 1996, to $70.9 million for the year ended December 31, 1997. The increase was primarily the result of three elements: (i) the 1997 amounts include revenues from some additional acquired companies which are not reflected as predecessors, including $9.9 million in revenues from the Company's new car dealerships and $1.2 million from the Company's insurance and dealer training subsidiaries; (ii) income on finance receivables increased by $3.3 million due to growth of the Company's receivables portfolio since the merger; and (iii) used car sales increased by approximately $1.4 million with the acquisition and opening of additional dealership locations.

     Combined revenues of the predecessor  companies  increased by approximately
21.3 percent from $45.1 million in calendar year 1995 to $54.7 million for the year ended December 31, 1996, reflecting an increase in the total number of dealership lots in 1996, a related increase in the number of vehicles sold, and an increase in prices of the vehicles offered for sale.

     COSTS AND EXPENSES. Costs of revenues were $51.8 million for the year ended December 31, 1997 compared to $40.9 million for the predecessors during the same period in 1996, representing an increase of $10.9 million, or 26.7%. The cost of sales in 1997 includes $8.6 million attributable to new car sales which are not reflected in the 1996 amounts. The cost of sales for the Company's used car dealerships decreased slightly as the Company achieved profit margins of 20.8% for the year ended December 31, 1997, compared to 16.3% for the same period in 1996.

     The provision for credit losses increased from 8.5% of used car revenues for the year ended December 31, 1996, to 14.0% for 1997. The increase primarily reflects management's assessment of finance receivables acquired through acquisition of additional used vehicle finance companies during 1997.

     The cost of vehicle and related revenues increased by approximately $8.9 million, or approximately 27.9 percent, from the year ended December 31, 1995 to the year ended December 31, 1996. The increase is slightly higher than the 21.3 percent increase in sales for the same period, reflecting (i) an increase in the quality and price of cars offered for sale in order to attract more creditworthy customers; and (2) aggressive pricing campaigns associated with the opening of additional dealerships lots in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (including depreciation and amortization), were $24.7 million for the year ended December 31, 1997, compared to $13.2 million for 1996. The increase reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger. For example, the Company greatly expanded the headquarters staffing in information systems, credit underwriting, collections and accounting during the period to provide for current and future growth while gradually phasing out the related local dealership staffs and equipment. These costs were offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

     Selling, general and administrative expenses increased to approximately $13.2 million in 1996 as compared to $10.9 million in 1995. Approximately $1.3 million of the increase was attributed to additional costs at Eckler's associated with extensive additional printing and advertising costs which helped contribute to an increase in sales as discussed above, and with the Company becoming a publicly held company that year. Excluding Eckler's increase, operating expenses increased approximately 9.5%, reflecting a commensurate increase in advertising and employment associated with increased sales.

     COMPENSATION EXPENSE RELATED TO EMPLOYEE STOCK OPTIONS AND RESTRUCTURING CHARGES. The Company incurred approximately $6.8 million in charges during the year ended December 31, 1997 which were not incurred by the predecessor companies in 1996, and which the Company believes will not recur in the future. These charges include: (i) the recognition of non-cash compensation expense of approximately $4.7 million associated with issuance of stock options by an affiliated trust to attract key management personnel; and (ii) restructuring charges of approximately $2.1 million associated with the settlement of various employment and consulting agreements and the Company's shift to focus primarily on used car sales rather than acquisition of additional new car dealerships.

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 17.1% of the outstanding principal balance as of December 31, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for fiscal year ended December 31, 1997.



                                     Twelve Months Ended
                                     December 31, 1997
Allowance Activity:

Allowance on acquired finance
  receivables at date of
  acquisition                              $ 5,627,937
Provision for credit losses                  4,941,983
  Net charge offs                           (3,712,655)
                                           -----------
Balance, end of period                     $ 6,857,265
                                           ===========

Charge off Activity:
Principal Balances:
   Collateral Repossessed:                 $ 7,920,623
   Other                                        36,637
                                           -----------
Total Principal Balances                     7,957,260
Recoveries, net                              4,244,605
                                           -----------
      Net Charge Offs                      $ 3,712,655
                                           -----------

Analysis of the portfolio delinquencies is considered in evaluating the adequacy of the Allowance. The following table reflects the principal balances of current and delinquent finance receivables as a percentage of total outstanding finance receivable principal balance as of December 31, 1997.

         AGING PERCENTAGES:                          DECEMBER 31, 1997
         Principal balances current                            91.11%
         Principal balances 31 to 60 days                        3.96%
         Principal balances over 60 days                         4.93%

     INTEREST EXPENSE. Interest expense totaled $6.5 million for the year ended December 31, 1997 compared to $2.4 million for the predecessors during 1996, an increase of $4.1 million or 171%. This resulted primarily from interest on debt attributable to the merger and related acquisitions plus interest on financing the increased finance receivables and inventory as the Company expanded operations. In addition, the Company incurred substantial non-cash interest expense associated with the accounting recognition of the conversion features of certain debt obligations.

     Interest expense increased from approximately $2.0 million in 1995 to approximately $2.4 million in 1996. The annual increase reflects the increased vehicle sales and finance income discussed earlier. As sales increased, predecessor companies borrowed more to finance the increased inventory and finance receivables. Inventories grew from $4.8 million in 1995 to $5.4 million in 1996, and finance receivables increased from $16.4 million in 1995 to $19.8 million in 1996. Total debt increased from $20.2 million in 1995 to approximately $23.5 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth the major components of the increase in the cash and cash equivalents of the combined predecessor companies in thousands:

                                                         1997           1996           1995
                                                     ------------- --------------- --------------
Net cash provided (used) by operating activities     $  (5,943)    $  (2,597)       $   469
Net cash used by investing activities                  (26,583)       (3,731)        (5,298)
Net cash provided by financing activities               33,593         6,593          4,825
Net increase (decrease) in cash and cash
equivalents (1)                                      $   1,067     $     265        $     4
                                                     =========     ===========      ========

(1) The financial data for the combined predecessor companies is the sum of the actual results of the four companies. Because the financial data of the predecessors are presented on cost bases different from those of the Company after the acquisitions and different from those of each predecessor the results are not comparable.

     The Company requires capital to support increases in finance receivables, vehicle inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources available to the Company include operating cash flow, third party investors, financial institution borrowings and borrowings against finance receivables. The Company intends to explore selling (securitizing) its finance receivables in the future.

     Net cash flows used by operating activities were approximately $2.6 million and $5.9 million during 1996 and 1997, respectively. Cash used for operating activities in 1996 can be primarily attributed to over $700,000 in first year start-up expenses by SCHI, and by further expansion of inventory and reduction of payables by the predecessor companies. In addition to a net operating loss in 1997, the Company used nearly $6.6 million to expand inventory and accounts receivable. The predecessor companies had approximately $469,000 of cash provided by operating activities, attributable primarily to increases in accounts payable and deferred.

     Cash used in investing activities was approximately $5.3 million, $3.7 million and $26.6 million during 1995, 1996 and 1997, respectively. The 1995 and 1996 amount primarily reflects increases in finance receivables carried by the companies. The 1997 amount reflects the Company's growth, including a $13.6 million increase to finance receivables, approximately $12.2 million associated with the acquisition of companies, and $1.3 million to acquire property and equipment.

     Cash provided by financing activities was approximately $4.8 million, $6.6 million and $33.6 million during 1995, 1996 and 1997, respectively. Approximately $3 million was raised by Eckler Industries, Inc. through sale of common stock in the Company's initial public offering in 1995. Eckler Industries, Inc. raised an additional $4 million through the issuance of notes payable in 1996. The balance of the increase in cash from investing activities in 1995 and 1996 is attributable to an increase in notes payable by the other predecessor companies to finance increased inventories and receivables.

     In 1997, the Company raised approximately $4.6 million through the sale of Preferred Stock, and increased its line of credit and floorplan borrowings by $16.4 million and $4.2 million, respectively, as the Company expanded its auto sales and financing activities. Notes payable increased by $14.2 million during 1997 with the borrowings primarily used for acquisitions and expansion of operations.

     OPERATIONAL CHANGES. Management undertook a major restructuring of the Company beginning in late 1997 with the expectation of better meeting future operational and liquidity needs. Some components of the restructuring include the following:

          Management emphasized its used car operations, which tend to have higher gross margins than new car dealerships. Acquisition plans for new car dealerships were curtailed in early December 1997. Management concentrated on achieving operational efficiencies at the 23 used car dealerships it had acquired and/or started up during 1997.

          Management took one-time charges in the fourth quarter of 1997 relating to acquisition expenses and severance payments.

          Staff was reduced by 15% in November and December 1997.

          Overhead expenses were reduced over $2 million during late November and December, 1997 and January, 1998.

          A new Chief Financial Officer was retained in September, a new Vice-President of Finance in November and a significant portion of the accounting staff was replaced.

          A Company-wide budget was prepared and implemented.

          "Flash Reports" were developed for the Company's divisions beginning January 15, 1998. These Flash Reports are used to monitor business operations and results on a regular basis.

          In late 1997, the Company completed a "static pool" analysis that establishes a benchmark for potential investors and lenders to determine the quality of the Company's financing portfolio. The static pool indicated that the actual losses (approximately 12 percent) with the loan portfolio are substantially less than loss reserves (approximately 17 percent).

          The Company's finance subsidiary, FFG, expanded its loan portfolio to $71.9 million while establishing and maintaining underwriting procedures that have resulted in 93.9% of the accounts being current (30 days or less).

          The Eckler subsidiary was revamped to focus on higher customer service. Inventory carrying costs were reduced by negotiating with vendors. "Drop ship" delivery is being utilized. As the mail order business constitutes over 93% Eckler's revenue, two mail order catalogs are now used, instead of one per year as in the past.

     Management also undertook a restructuring of debt obligations in late 1997 and early 1998 in order to better meet its foreseeable liquidity needs. The debt restructuring included expansion of financings for key areas of the business as well as negotiating conversions of some debt instruments into equity and refinancing obligations with maturities in 1998.

     REVOLVING CREDIT FACILITIES. The Company's revolving credit facility with Finova Capital Corporation (the "Finova Revolving Facility") had a maximum commitment of $35 million at December 31, 1997. The credit line was increased to a maximum commitment to $42.5 million, effective March 27, 1998. During early 1998, the Company has continued to negotiate an additional increase in the credit line. Under the Finova Revolving Facility, the Company may borrow up to 60% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 1999, at which time its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's receivables. As of December 31, 1997, the aggregate principal amount outstanding under the Finova Revolving Facility was $31.4 million. The
Finova Revolving Facility bears interest at the prime rate (currently the Citibank N.A. prime rate) plus 3%.

     The Company currently finances its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance at December 31, 1997 of $2.7 million. The maximum commitment on the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's buy here-pay here used car inventory and bears interest at 1.5% over the prime rate. The Company is in negotiations with other lenders to increase its credit line.

     The Company finances its new car inventory through manufacturer floorplan facilities. The Company's floorplan facility with Volvo Finance North America, Inc. has a maximum commitment of $3.3 million, bears interest at 1% above the prime rate, and at December 31, 1997 had an outstanding balance of approximately $1.98 million. The Company's floorplan facility with Nissan Motor Acceptance Corporation has a $3 million maximum commitment, bears interest at 1% above prime, and at December 31, 1997 had an outstanding balance of approximately $2.3 million.

     LOANS. In March and May 1997, Sirrom Capital Corporation ("Sirrom") loaned the Company a total of $7.5 million. The Company issued Sirrom a $3.5 million convertible note, convertible until March 12, 1999 at $3.67 per share and a $4.0 million convertible note, convertible at $7.50 per share until May 12, 2002, subject to adjustment.

     In September 1997, the Company completed the private placement of convertible notes in the aggregate amount of $1,050,000. The notes mature on April 15, 1998, bear interest at the rate of 8% per annum, and, since December 14, 1997, have been convertible into Common Stock of the Company at a conversion price of 66 2/3% of the average closing bid price for the five trading days immediately preceding the effective date of conversion. Nearly $475,000 of the debt had been converted into common stock by March 31, 1998. The Company recorded deferred interest of $525,000 as a result of the discount on the conversion price which is being amortized from the date of issuance to the first conversion date of the Notes. In conjunction with the borrowing, the Company also issued common stock warrants for 52,500 shares of the Company's Common Stock exercisable at $7.00 per share at any time prior to August 29, 2002.

     In December 1997, Raytheon Aircraft Credit Corporation loaned the Company $2.2 million to finance the purchase of equipment. The loan, which matures in December, 2009, bears interest at 8.5%, requires monthly payments of $19,995 plus balloon payments of $100,000 in September 1998 and September 1999, and is secured by equipment.

     In September 1997, Eckler borrowed $1.5 million from Stephens Inc. ("Stephens"), an investment banking firm. The loan matures on October 15, 1998, bears interest at the rate of 10% per annum, and is secured by all of the assets and common stock of Eckler. The Company guaranteed the debt.

     In January 1998, Eckler borrowed $3.0 million from Stephens. The note bears interest at the rate of 10% per annum, is secured by all of the assets and common stock of the Eckler subsidiary and is guaranteed by the Company. The note requires principal payments of $1 million on June 30, 1998 and $2 million on the earlier of June 30, 1999 or a public offering of equity securities in which the Company realizes at least $10 million in gross proceeds.

     On September 30, 1997, the Company completed an offering of 300 units of Series A redeemable convertible preferred stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $2,965,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $8.10 per share. The warrants expire five years after the date of issuance. The preferred stock is convertible into shares of common stock at a conversion price which, at the option of the buyer, is either fixed at a rate of 135% of the market price of common stock on the date of issuance of the preferred stock, or floating at a rate of 100% of the market price of the common stock if converted during the period 90 days after the issuance of the preferred stock and 90% of the market price if converted at any time after that 90-day period. Accordingly, since none of the preferred stock was converted 90 days after issuance, a preferred stock dividend of $333,333 ($.04 per share) has been recorded for the year ended December 31, 1997 for the difference between the discounted conversion price of the preferred stock and the fair market value of the Company's common stock at the time of issuance. The preferred stock is redeemable at the option of the buyer upon the occurrence of certain events at a price per share that is also dependent upon the occurrence of certain events.

     On December 10, 1997, the Company issued an additional 100 units of the Series A redeemable convertible preferred stock and associated warrants for net proceeds of $1,000,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $5.23 per share. The warrants expire five years after the date of issuance. The preferred stock has features identical to that of the Series A redeemable convertible preferred stock issued on September 30, 1997.

     Subsequent to December 31, 1997, the holders of the preferred stock converted 245 shares of preferred stock into 1,265,827 shares of common stock.

     In November 1997, the Company borrowed $750,000 from Bankers Life Insurance Company. The unsecured loan matures on December 31, 2000, bears interest at the prime rate (8.5% at December 31, 1997), and is convertible into the Company's common stock at $9.00 per share.

     MORTGAGE LOAN. The Company has a long-term mortgage payable to a bank with a current principal balance of approximately $2.5 million at a variable rate of 1.5% above prime. The mortgage loan is collateralized by the Company's headquarters real property and machinery, equipment and fixtures. The loan terms require monthly principal payments of $13,333, plus interest, and the loan matures on July 1, 1998, at which time the Company intends to negotiate a later maturity.

     In June, 1997, the Company purchased approximately 2.71 acres of land with a sales showroom and repair facility to be used as a used car sales dealership in Melbourne, Florida. The property was purchased for $950,000 and was financed by a mortgage from the seller of $825,000. The note matures on May 31, 2007, bears interest at the rate of 8.0% and requires equal monthly payments of $10,009 for ten years.

     In connection with acquisition of one of the predecessor companies in 1997, the Company acquired approximately 7.92 acres of undeveloped land in Lake Mary, Florida. The land, held for resale by the Company, is recorded at $1,050,000 on the Company's books. The property is subject to a first mortgage in favor of AmSouth Bank and a second mortgage in favor of Barnett Bank. The AmSouth debt had a principal balance of $498,923 as of December 31, 1997, an interest rate of 7.75%, and monthly payments of $8,683 until December 2003. The Barnett Bank note has a principal balance of $600,000, bears interest at 1% over Barnett's prime interest rate and requires quarterly interest payments. The note matures on April 30, 1998. The Lake Mary property is presently under contract to be sold to an unrelated party in May 1998 for $1.3 million. Both mortgages will be satisfied when the property is sold.

     ACQUISITION DEBT. Upon the closing of various acquisitions during the year ended December 31, 1997, the Company incurred debt to certain stockholders of the acquired companies. The balance as of December 31, 1997 for the acquisition debt totaled $8.3 million. Of this amount, $4.9 million requires monthly principal payments of $27,112 plus interest and matures on June 27, 1999.

     SEASONALITY. Historically, the Company's predecessors, except for Eckler, have experienced higher revenues in the first two quarters of the calendar year than in the latter half of the year. Management believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

     The Eckler business is also subject to seasonal fluctuations. Historically, Eckler has realized a higher portion of its revenues in the second and third quarters of the calendar year and the lowest portion of its revenues in the fourth quarter. The business of Eckler is particularly dependent on sales to Corvette enthusiasts during the spring and summer months. This is the time of year that Corvette enthusiasts are preparing for upcoming car shows that are held in the late summer and early fall.

     INFLATION. Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would increase the interest expense related to the Company's existing debt. The Company cannot seek to limit this risk by increasing interest rates earned on its finance contracts since the interest charged is at or near the maximum permitted under Florida law. Instead, the Company will seek to limit this risk, to the extent market conditions permit, by increasing the profit margin on the cars sold. To date, inflation has not had a significant impact on the Company's operations.

     YEAR 2000. In the second quarter of 1997, the Company began converting the Eckler computer systems to be year 2000 compliant. At the beginning of the third quarter of 1996, the operating system and its peripherals were made year 2000 compliant. Beginning first quarter 1997 and beyond all new software development on the Eckler computer system was to be developed and tested to be year 2000 compliant. All existing core applications are to be modified and tested for year 2000 compliance no later than the last quarter of 1998. All new systems and software installations including the other subsidiaries' computer systems are currently year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems, and historical information are either in compliance or will be compliant no later than the fourth quarter of 1998. The Company continues to evaluate other computerized equipment to include security systems, fire control systems, and power control systems to be year 2000 compliant. The anticipated expense associated with the year 2000 compliance project will not include additional hardware cost or external staffing. The majority of the Company is operating on new systems and software that are already year 2000 compliant. All systems are expected to be in compliance by the last quarter of 1998.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Adoption of these standards is not expected to have a material adverse effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. The interest rate on the Company's revolving credit facility with Finova Capital Corporation is based on the prime rate plus three percent. Accordingly, a significant increase or decrease in the prime rate could affect the Company's earnings in the future. The Company believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

         Since the fair value is estimated as of December 31, 1997, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be the fair value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value because of the relative short maturity and repayment terms of the portfolio as compared to similar instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of Smart Choice Automotive Group, Inc. are set forth in Appendix A hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report:

          (1)  Financial statements

               Report of Independent Certified Public Accountants

               Consolidated Balance Sheets of Smart Choice Automotive Group, Inc. and Subsidiaries at December 31, 1997 and 1996

               Consolidated Statements of Operations of Smart Choice Automotive Group, Inc. and Subsidiaries for the year ended December 31, 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Consolidated Statements of Stockholders' Equity (Capital Deficit) for the year ended December 31, 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Consolidated Statements of Cash Flows for the year ended December 31, 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Summary of Significant Accounting Policies

               Notes to Consolidated Financial Statements


          (2)  Financial statement schedules

               Omitted because not applicable or because data is reflected in the Notes to the Financial Statements

          (3)  Exhibits

EXHIBIT
NO.       EXHIBIT DESCRIPTION                    FILED HEREWITH OR INCORPORATED BY REFERENCE TO:

3.1    Amended and Restated Articles of          Exhibit 3.1 to Form SB-2 Registration Statement, filed on
       Incorporation of Smart Choice             September 1, 1995, File No. 33-96520-A
       Automotive Group, Inc. (the
       "Company")

3.1.1  Articles of Amendment to Articles of      Exhibit 3.2 to Form 10-Q filed on May 20, 1997
       Incorporation of SMCH

3.2    Amended and  Restated  By-Laws of the     Exhibit 3.2 to Form SB-2  Registration
       Company                                   Statement, filed on September 1, 1995, File No. 33-96520-A.

3.2.1  Amendment No. 1 to Amended and            Exhibit 3.2.1 to Amendment No. 2 to Form SB-2 Registration
       Restated Bylaws                           Statement, filed on November 6, 1995, File No. 33-96520-A.

3.2.2  Second Articles of Amendment to           Exhibit 3.1 to Form 8-K filed on October 9, 1997.
       Articles of Incorporation

4.1    Specimen Common Stock  Certificate        Exhibit 4.1 to Form 8-A Registration  Statement,  filed on
                                                 April 16, 1997.

4.2    Specimen of Warrant Certificate           Exhibit 4.2 to Form 8-A Registration Statement, filed on
                                                 April 16, 1997.

4.3    Warrant Agreement between the Company     Exhibit 4.5 to Amendment No. 2 to Form SB-2 Registration
       and American Stock Transfer & Trust       Statement, filed on November 6, 1995, File No. 33-96520-A.
       Company, as Warrant Agent, dated
       November 9, 1995

4.3.1  Form of Amendment to Warrant Agreement    Exhibit 4.4 to Form 8-A Registration  Statement,  filed on
                                                 April 16, 1997.

10.1   Eckler Industries, Inc. Retirement and    Exhibit 10.4.1 to Form SB-2 Registration Statement, filed
       Savings Plan and Trust Agreement, as      on September 1, 1995, File No. 33-96520-A.
       Amended and Restated on September 14,
       1992

10.2   Amendment No. 1 to Eckler Industries,     Exhibit 10.4.2 to Form SB-2 Registration Statement filed
       Inc. Retirement and Savings Plan Trust    on September 1, 1995, File No. 33-96520-A.
       Agreement Dated March 28, 1994.

10.3   Eckler Industries, Inc. Non-Qualified     Exhibit 10.6 to Form SB-2 Registration Statement, filed on
       Stock Option Plan                         September 1, 1995, File No. 33-96520-A.

10.4   Eckler Industries, Inc. 1995 Combined     Exhibit 10.7 to Form SB-2 Registration Statement, filed on
       Qualified and Non-Qualified Employee      September 1, 1995, File No. 33-96520-A.
       Stock Option Plan

10.5   Registration Rights Agreement by and      Exhibit 10.15 to Amendment No. 1 to Form SB-2 Registration
       among the Company and each of the         Statement, filed on October 13, 1995, File No. 33-96520-A.
       Purchasers referred to in Schedule 1
       thereto, dated September 20, 1995.

10.6   Unit Purchase Option Agreement between    Exhibit 1.2 to Amendment No. 2 to Form SB-2 Registration
       the Company and Argent Securities,        Statement, filed on November 6, 1995, File No. 33-96520-A.
       Inc. and Certificate dated November
       15, 1995

10.7   Loan  Agreement  between the Company      Exhibit  10.19 to Post-Effective Amendment  No.  2 to Form
       and Barnett  Bank, N.A. dated             SB-2 Registration   Statement,   filed  on  November  14,  1996,
       September 30, 1996                        File No. 33-96520-A.

10.8   Mortgage and Security Agreement           Exhibit 10.20 to Post-Effective Amendment No. 2 to Form
       between the Company and Barnett Bank,     SB-2 Registration Statement, filed on November 14, 1996,
       N.A. dated September 30, 1996.            File No. 33-96520-A.

10.9   Promissory Note in the amount of          Exhibit 10.21 to  Post-Effective  Amendment No. 2 to Form SB-2
       $2,400,000 from the Company in favor      Registration Statement, filed on November 14, 1996, File No.
       of Barnett Bank, N.A. dated September 30, 33-96520-A.
       1996.

10.10  Assignment  of Loan  Documents  dated      Filed  herewith.
       November  4, 1997 between Barnett Bank,
       N.A. and The Huntington National Bank
       ("Huntington")

10.11  Modification of Mortgage Deed and          Filed herewith.
       Security Agreement dated November 3,
       1997 between the Company and Huntington

10.12  Future Advance  Promissory  Note dated     Filed  herewith.
       December 30, 1997,principal amount
       $260,000, the Company maker,
       Huntington, payee

10.13  Modification of Mortgage and Mortgage      Filed herewith.
       Note and Extension Agreement dated
       December 30, 1997 between the Company
       and Huntington

10.14  Merger Agreement between Smart             Exhibit 10.1 to Form 8-K, filed on February 12, 1997
       Choice Holdings, Inc. ("SCHI"), the
       Company, Thomas E. Conlan and
       Gerald C. Parker dated December 30,
       1997.

10.15 First Amended and Restated Loan and         Exhibit 4.1 to Form 10-Q, filed on May 20, 1997.
      Security Agreement between Florida
      Finance Group, Inc. ("FFG") and Finova
      Capital Corporation ("Finova"), dated
      February 4, 1997.

10.16 Warrant to Purchase Common Stock of the     Exhibit 4.2 to Form 10-Q, filed on May 20, 1997.
      Company between the Company and Finova,
      dated January 13, 1997.

10.17 Intentionally Omitted

10.18 Intentionally Omitted

10.19 Guaranty to Finova from the Company         Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
      dated January 13, 1997.

10.20 Eighth Amended and Restated Promissory      Filed herewith.
      Note dated March 27, 1998, between FFG,
      maker, and Finova.

10.21 Fourth Amended and Restated Schedule to     Filed herewith.
      Amended and Restated Loan and Security
      Agreement, FFG, borrower, Finova, lender,
      dated March 27, 1998.

10.22 Stock Purchase  Agreement dated January     Exhibit 10.1 to Form 10-Q, filed on May 20, 1997. 28, 1997 between SCHI and Gary Smith.

10.23 Promissory Note dated January 28, 1997,     Exhibit 10.2 to Form 10-Q filed on May 20, 1997.
      First Choice Auto Finance, Inc.
      ("FCAF"), maker, Gary Smith, payee, in
      the principal amount of $1,031,008.

10.24 Lease dated April 5, 1997 between Gary      Filed herewith
      R. Smith and Team Automobile Sales and
      Finance, Inc.

10.25 Promissory Note Modification Agreement,     Filed herewith.
      dated December 15, 1997 between FCAF
      and Gary R. Smith.

10.26 Asset Purchase  Agreement dated January     Exhibit 10.3 to Form 10-Q, filed on May 20, 1997.
      28, 1997 between FCAF and Gary Smith.

10.27 Asset  Purchase  Agreement among FCAF,      Exhibit 10.17 to Form 8-K, filed on February 26, 1997.
      Palm Beach Finance and Mortgage Company
      ("PBF"), Two Two Five North Military
      Corp. ("225"), and David Bumgardner,
      and Amendment thereto.

10.28 Loan and Security Agreement between 225     Exhibit 10.18 to Form 8-K, filed on February 26,.
      and FCAF dated February 14, 1997.

10.29 9% Secured  Convertible Note of FCAF to     Exhibit 10.20 to Form 8-K, filed on February 26, 1997.
      225 and PBF.

10.30 9% Convertible Debenture of SCHI to PBF.    Exhibit 10.21 to Form 8-K, filed on February 26, 1997.

10.31 Lease between David Bumgardner as           Exhibit 10.22 to Form 8-K, filed on February 26, 1997.
      Lessor and FCAF, Lessee, dated February
      13, 1997.

10.32 Indemnification Agreement in favor of       Exhibit 10.23 to Form 8-K, filed on February 26, 1997.
      PBF and 225 by FCAF, dated February
      dated February 14, 1997.

10.33 Executive Employment Agreement between      Exhibit 10.15 to Form 10-Q, filed on May 20, 1997.
      the Company and Gary Smith.

10.34 Executive Employment Agreement between      Exhibit 10.16 to Form 10-Q, filed May 20, 1997.
      the Company and Robert Abrahams.

10.35 Executive Employment Agreement dated        Filed herewith.
      April 11, 1997 between the Company and
      Joseph Alvarez.

10.36 Executive Employment Agreement dated        Filed herewith.
      April 24, 1997 between the Company and
      Ronald Anderson.

10.37 Non Qualified Stock Option Agreement        Filed herewith.
      dated March 5, 1997 among the Smart
      Choice Holdings Management Trusts (the
      "Management Trusts"), Eckler Industries,
      Inc., and Robert J. Abrahams.

10.38 Non Qualified Stock Option Agreement        Filed herewith.
      dated March 5, 1997 among the Management
      Trusts, Eckler Industries, Inc., and
      Robert J. Abrahams.

10.39 Non Qualified Stock Option Agreement        Filed herewith.
      dated April 11, 1997, among the
      Management Trusts, the Company and
      Joseph Alvarez.

10.40 Stock Option  Agreement  dated March 24,    Filed  herewith.
      1997 between the
      Company and Ronald Anderson.

10.41 Non-Qualified Stock Option Agreement        Filed herewith
      dated April 17, 1997 between the
      Company and David Bumgardner.

10.42 Non-Qualified Stock Option Agreement        Filed herewith
      dated April 17, 1997 between the
      Company and Craig Macnab.

10.43 Stock Option  Agreement  dated March 19,    Filed  herewith.
       1997 between the
      Company and Gerald Parker.

10.44 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Gerald Parker.

10.45 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Donald Wojnowski.

10.46 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Joseph Yossifon.

10.47 Convertible Senior Promissory Note          Exhibit 10.18 to Form 10-Q, filed May 20, 1997.
      dated March 13, 1997, the Company,
      maker, Sirrom Capital Corporation
      ("Sirrom"), payee.

10.48 Convertible Senior Promissory Note          Exhibit 10.19 to Form 10-Q, filed May 20, 1997.
      dated May 13, 1997, the Company, maker,
      Sirrom, payee.

10.49 Amended and Restated Registration           Exhibit 10.20 to Form 10-Q, filed May 20, 1997.
      Rights Agreement between the Company
      and Sirrom, dated May 13, 1997.

10.50 Asset Purchase Agreement dated as of        Exhibit 10.1 to Form 8-K filed on July 14, 1997.
      June 27, 1997 among the Company, Strata
      Holding, Inc., Ready Finance, Inc.,
      Donald Cook, Marilyn Cook and Madie A.
      Stratemeyer.

10.51 Form of Convertible Note issued by the      Exhibit 10.1 to Form 8-K filed on October 9, 1997.
      Company to High Capital Funding, LLC,
      and other purchasers.

10.52 Form of Warrant issued by the Company       Exhibit 10.2 to Form 8-K filed on October 9, 1997.
      to High Capital Funding, LLC, and other
      purchasers.

10.53 Promissory Note, principal amount           Exhibit 10.3 to Form 8-K filed on October 9, 1997.
      $1,500,000 by Eckler Industries, Inc.,
      maker, Stephens Inc., payee.

10.54 Promissory Note, principal amount           Exhibit 10.1 to Form 8-K filed on March 5, 1998.
      $3,000,000, Eckler Industries, Inc.,
      maker, Stephens Inc., payee.

10.55 Guaranty Agreement by the Company to        Exhibit 10.4 to Form 8-K filed on October 9, 1997.
      Stephens Inc.

10.56 Amendment to Guaranty Agreement between     Exhibit 10.4 to Form 8-K filed on March 5, 1998.
      the Company and Stephens Inc.

10.57 Pledge and Security Agreement between       Exhibit 10.5 to Form 8-K filed on October 9, 1997.
      the Company and Stephens Inc.

10.58 Amendment to Pledge and Security            Exhibit 10.5 to Form 8-K filed on March 5, 1998.
      Agreement between the Company and
      Stephens Inc.

10.59 Securities Purchase Agreement between       Exhibit 10.6 to Form 8-K filed on October 9, 1997.
      the Company and certain buyers
      represented by Promethean Investment
      Group, L.L.C.

10.60 Form of Warrant from the Company to         Exhibit 10.7 to Form 8-K filed on October 9, 1997.
      certain buyers represented by
      Promethean Investment Group, L.L.C.

10.61 Automotive Wholesale Financing and          Filed herewith.
      Security Agreement dated July 21, 1997
      between First Choice Stuart 1, Inc.
      ("FCS1") and Nissan Motor Acceptance
      Corporation ("NMAC").

10.62 Addendum to Automotive Wholesale            Filed herewith.
      Financing and Security Agreement

10.63 Second Addendum to Automotive Wholesale     Filed herewith.
      Financing and Security Agreement dated
      August 11, 1997 between NMAC and FCSI.

10.64 Dealer Capital Loan and Security            Filed herewith.
      Agreement dated October 12,  1995
      between B&B Florida Enterprises, Inc.
      and NMAC.

10.65 Amendment to Dealer Capital Loan and        Filed herewith.
      Security Agreement dated September 1,
      1997 between NMAC and FCS1.

10.66 Dealer Equipment Loan and Security          Filed herewith.
      Agreement dated October 12, 1995
      between NMAC and B&B Florida
      Enterprises, Inc.

10.67 Amendment to Dealer Equipment Loan and      Filed herewith.
      Security Agreement dated September 1,
      1997 between NMAC and FCSI.

10.68 Nissan Dealer Term Sales and Service        Filed herewith.
      Agreement dated August 29, 1997 between
      Nissan Motor Corporation in U.S.A., the
      Company, Smart Cars, Inc. and FCS1.

10.69 Wholesale Financing and Security            Filed herewith.`
      Agreement dated August 11, 1997 between
      First Choice Stuart 2, Inc. ("FCS2")
      and Volvo Finance North America, Inc.

10.70 Authorized Retailer Agreement between       Filed herewith.
      Volvo Cars of North America, Inc. and
      FCS2.

10.71 Convertible Subordinated Debenture          Filed herewith.
      dated November 3, 1997, principal
      amount $750,000, the Company, maker,
      Bankers Life Insurance Company, payee.

10.72 Registration Rights Agreement dated         Filed herewith.
      November 3, 1997 between the Company
      and Bankers Life Insurance Company.

10.73 Settlement Agreement and Release dated      Filed herewith.
      January 30, 1998 among the Company,
      FCAF, FCS2, Jack Winters Enterprises,
      Inc., Jack Winters, F. Craig Clements,
      Killgore Pearlman, P.A. and Mark L.
      Ornstein.

10.74 Stock Purchase Agreement dated May 6,       Filed herewith.
      1997 between FCS1 and Thomas DeRita, Jr.

10.75 Promissory Note dated December 19,          Filed herewith.
      1997,  principal amount  $2,199,000,
      First Choice Melbourne 1, Inc., maker
      and Raytheon Aircraft Credit
      Corporation, payee.

10.76 Guaranty Agreement by the Company to        Filed herewith.
      Raytheon Aircraft Credit Corporation.

10.77 Security Agreement dated December 19,       Filed herewith.
      1997 between First Choice Melbourne 1,
      Inc. and Raytheon Aircraft Credit
      Corporation.

10.78 Registration Rights Agreement between       Exhibit 10.8 to Form 8-K filed on October 9, 1997.
      the Company and certain buyers
      represented by Promethean Investment
      Group, L.L.C.

10.79 Promissory Note dated February 24,          Exhibit 10.9 to Form 8-K filed on March 5, 1998.
      1998, FCAF, maker, Manheim Automotive
      Financial Services, Inc., payee.

10.80 Guaranty dated March 21, 1997 from the      Exhibit  10.10 to Form 8-K filed on March 5, 1998.
      Company in favor of Manheim Automotive
      Financial Services, Inc.

10.81 Intentionally Omitted.

10.82 Manheim Automotive Financial Services,      Filed herewith.
      Inc. Security Agreement dated March 21,
      1997 between FCAF and Manheim
      Automotive Financial Services, Inc.

10.83 Promissory Note dated June 17, 1997,        Filed herewith.
      principal amount $825,000, FCAF, maker,
      Carl Schmidt Enterprises, Inc., payee.

10.84 Real Estate Mortgage dated June 17,         Filed herewith.
      1997, FCAF, mortgagor,
      Carl Schmidt Enterprises, Inc., mortgagee.

10.85 Intentionally Omitted.

10.86 Intentionally Omitted.

10.87 Twenty-Fourth Amendment to GM               Filed herewith.
      Reproduction and Service Part Tooling
      License Agreement.

10.88 Twenty-Sixth Amendment to GM                Filed herewith.
      Reproduction and Service Part Tooling
      License Agreement.

10.89 Thirty-Fourth Amendment to GM               Filed herewith
      Reproduction Service Part Tooling
      License Agreement.

10.90 Lease between Florida Auto Auction of       Filed herewith.
      Orlando, Inc. and First Choice Auto
      Finance, Inc. dated May 12, 1997, for
      Reconditioning Facility.

11.1  Statement re Computation of Earnings        *
      Per Share.

21.1  List of Subsidiaries.                       Filed herewith.

23.1  Consent of BDO Seidman, LLP.                Filed herewith.

27.1  Financial Data Schedule.                    Filed herewith.

____________________

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 1998.

                              SMART CHOICE AUTOMOTIVE GROUP, INC.


                              By:  /s/ Gary R. Smith
                                   Gary R. Smith
                                   President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                         Title                               Date


/s/ Robert J. Abrahams              Director                                    April 13, 1998
---------------------------
Robert J. Abrahams

/s/ Gary R. Smith                   President, Chief Executive                  April 13, 1998
---------------------------         Officer and a Director (Principal
Gary R. Smith                       Executive Officer)

/s/ Joseph E. Mohr                  Chief Financial Officer (Principal          April 13, 1998
---------------------------         Financial and Accounting Officer)
Joseph E. Mohr

/s/ Joseph Yossifon                 Director                                    April 13, 1998
---------------------------
Joseph Yossifon

/s/ David E. Bumgardner             Director                                    April 10, 1998
---------------------------
David E. Bumgardner

/s/ Donald A. Wojnowski, Jr.        Director                                    April 13, 1998
----------------------------
Donald A. Wojnowski, Jr.

/s/ Gerald C. Parker                Director                                    April 13, 1998
----------------------------
Gerald C. Parker

/s/ Craig Macnab                    Director                                    April 10, 1998
----------------------------
Craig Macnab


                                  APPENDIX "A"




                      SMART CHOICE AUTOMOTIVE GROUP, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                        YEAR ENDED DECEMBER 31, 1997 AND
                  FOR THE PERIOD FROM INCEPTION (JUNE 21, 1996)
                            THROUGH DECEMBER 31, 1996

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-2

CONSOLIDATED FINANCIAL STATEMENTS
      Balance sheets                                             F-3  -  F-4
      Statements of operations                                           F-5
      Statements of stockholders' equity (capital deficit)               F-6
      Statements of cash flows                                   F-7  -  F-8
      Summary of significant accounting policies                 F-9  -  F-13
      Notes to consolidated financial statements                 F-14 -  F-38

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Smart Choice Automotive Group, Inc.
Titusville, Florida

     We have audited the accompanying consolidated balance sheets of Smart Choice Automotive Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity (capital deficit) and cash flows for the year ended December 31, 1997 and the period from inception (June 21, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Choice Automotive Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from inception (June 21, 1996) through December 31, 1996 in conformity with generally accepted accounting principles.



                                   BDO Seidman, LLP
Orlando, Florida
April 13, 1998

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                           1997         1996
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                        $   1,066,949   $         -
Accounts receivable                                  1,773,124        25,000
Finance receivables:
  Principal balances, net                           40,084,412             -
  Less allowance for credit losses                  (6,857,265)            -
--------------------------------------------------------------------------------
         Finance receivables, net                   33,227,147             -
--------------------------------------------------------------------------------
Inventories, at cost                                15,516,084             -
Land held for resale                                 1,050,000             -
Property and equipment, net                          9,214,207        22,454
Notes receivable                                        46,280       400,000
Deferred acquisition costs                                   -       194,101
Deferred financing costs, net of accumulated
  amortization of $207,508 and $2,249                  426,823        24,735
Goodwill, net of accumulated
  amortization of $470,897                          25,562,162             -
Prepaid expenses                                     1,008,229             -
Deposits and other assets                              213,986        50,000
--------------------------------------------------------------------------------
                                                 $  89,104,991   $   716,290
================================================================================

    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                          1997             1996
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

LIABILITIES:
  Bank overdraft                                 $           -   $     82,884
  Accounts payable                                   5,259,903        438,890
  Accrued expenses                                   4,633,841        183,314
  Line of credit, net of discount                   31,229,600              -
  Floor plans payable                                8,287,092              -
  Capital lease obligations                            940,280              -
  Notes payable                                     29,197,458        322,000
  Other liabilities                                     94,913              -
--------------------------------------------------------------------------------
    TOTAL LIABILITIES                               79,643,087      1,027,088
--------------------------------------------------------------------------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK               4,941,834        387,022

STOCKHOLDERS' EQUITY (CAPITAL DEFICIT):
  Common stock $.01 par value, authorized
    100,000,000 shares; issued 9,734,007 and
    5,488,432 shares                                    97,340         54,884
  Additional paid-in capital                        24,108,456        (48,916)
  Accumulated deficit                              (19,685,726)      (703,788)

--------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)     4,520,070       (697,820)
--------------------------------------------------------------------------------
                                                 $  89,104,991   $    716,290
================================================================================

        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-4

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    PERIOD FROM
                                                                      INCEPTION
                                                                (JUNE 21, 1996)
                                                  YEAR ENDED            THROUGH
                                                DECEMBER 31,       DECEMBER 31,
                                                        1997               1996

--------------------------------------------------------------------------------
REVENUES:
  Sales at new car dealerships                    $  9,863,245      $        -
  Sales at used car dealerships                     35,279,228               -
  Income on finance receivables                      9,209,656               -
  Income from insurance and training                 1,177,903               -
  Corvette parts and accessories sales              15,384,589               -

--------------------------------------------------------------------------------
         Total revenues                             70,914,621               -
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Costs of sales at new car dealerships              8,618,109               -
  Costs of sales at used car dealerships            27,950,703               -
  Costs of Corvette parts and accessories sold      10,205,633               -
  Provision for credit losses                        4,941,983               -
  Costs of insurance and training                       85,098
  Selling, general and administrative expenses      24,707,839         670,616
  Compensation expense related to employee and
     director stock options                          4,649,702               -
  Restructuring charges                              2,117,906               -

--------------------------------------------------------------------------------
         Total costs and expenses                   83,276,973         670,616
--------------------------------------------------------------------------------
         Loss from operations                      (12,362,352)       (670,616)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (6,454,175)        (33,172)
  Other income, net                                    167,922               -
--------------------------------------------------------------------------------
                                                    (6,286,253)        (33,172)
--------------------------------------------------------------------------------
NET LOSS                                           (18,648,605)       (703,788)

PREFERRED STOCK DIVIDENDS                             (333,333)              -
--------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK               $(18,981,938)     $ (703,788)

--------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE                       $      (2.14)     $      (.13)

--------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                   8,860,733       5,488,432
--------------------------------------------------------------------------------

           SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                      F-5


                                                                                SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                   AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

                                              COMMON STOCK
                                          -------------------        ADDITIONAL
                                           NUMBER         PAR          PAID-IN      ACCUMULATED
                                        OF SHARES       VALUE          CAPITAL          DEFICIT             TOTAL


BALANCE, June 21, 1996
  (date of incorporation)                       -    $      -     $          -    $           -     $           -

Issuance of founders' shares            5,488,432      54,884          (48,916)               -             5,968

Net loss                                        -           -                -         (703,788)         (703,788)
------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996              5,488,432      54,884          (48,916)        (703,788)         (697,820)

Common stock issued for acquisitions    4,110,952      41,110       14,372,770                -        14,413,880

Contribution and retirement
  of common stock                        (331,428)     (3,314)           3,314                -                 -

Common stock options granted
  to employees and directors                    -           -        3,809,826                -         3,809,826

Common stock options and warrants
  granted to lenders and consultants            -           -        1,957,953                -         1,957,953

Treasury stock purchased and retired       (2,000)        (20)         (13,570)               -           (13,590)

Issuance of common stock for
  professional services                    17,929         179           99,627                -            99,806

Issuance of common stock for
  conversion of debt                      442,514       4,425        1,765,631                -         1,770,056

Exercise of common stock options
  and warrants, net                         7,608          76           41,600                -            41,676

Convertible debt issued at a discount           -           -          827,685                -           827,685

Common stock issued by stockholders for
  cancellation of common stock options
  granted by the Company                        -           -          800,000                -           800,000

Contribution to capital                         -           -          159,203                -           159,203

Preferred stock dividend                        -           -          333,333         (333,333)                -

Net loss                                        -           -                -      (18,648,605)      (18,648,605)
------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997              9,734,007    $ 97,340     $ 24,108,456    $ (19,685,726)    $   4,520,070
=================================================================================================================


                                    SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                            F-6

                                                                           SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                              AND SUBSIDIARIES

                                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    PERIOD FROM
                                                                                                        INCEPTION
                                                                                                   (JUNE 21, 1996)
                                                                                     YEAR ENDED           THROUGH
                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                           1997              1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (18,648,605)        $(703,788)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation                                                                      445,311             2,132
      Amortization                                                                    1,239,929             2,249
      Gain on disposal of property and equipment                                         (8,166)                -
      Provision for credit losses                                                     4,941,983                 -
      Compensation expense related to stock options                                   4,649,702                 -
      Issuance of common stock for services and interest                                374,806             4,968
      Stock options and warrants issued to consultants and lenders                    1,296,863                 -
      Cash provided by (used for), net of effect of acquisitions:
        Accounts receivable                                                            (662,488)          (25,000)
        Inventories                                                                  (5,969,719)                -
        Prepaid expenses                                                                679,663                 -
        Accounts payable                                                              2,668,636           438,890
        Accrued expenses and other liabilities                                        3,048,563           183,314

------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                               (5,943,522)          (97,235)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in finance receivables                                                   (13,600,550)                -
  Cash for acquisitions, net of cash acquired                                        (7,927,844)                -
  Advances to acquired companies prior to acquisition                                (4,230,761)                -
  Purchase of property and equipment                                                 (1,356,644)          (24,586)
  Increase in notes receivable                                                                -          (400,000)
  Repayments of notes receivable                                                        530,420                 -
  Proceeds from disposal of property and equipment                                       24,425                 -
  Other                                                                                 (21,981)         (244,101)
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (26,582,935)         (668,687)
------------------------------------------------------------------------------------------------------------------

                                                                 F-7


                                                                                                      PERIOD FROM
                                                                                                        INCEPTION
                                                                                                   (JUNE 21, 1996)
                                                                                     YEAR ENDED           THROUGH
                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                           1997              1996


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                               4,554,812           387,022
  Proceeds from sale of common stock                                                          -             1,000
  Proceeds from exercise of common stock warrants                                         1,800                 -
  Purchase of treasury stock                                                            (13,590)                -
  Increase (decrease) in bank overdraft                                                 (82,884)           82,884
  Proceeds from line of credit borrowings                                            16,462,090                 -
  Proceeds from floor plan notes payable                                              4,201,467                 -
  Proceeds from notes payable                                                        14,163,892           322,000
  Repayment of notes payable                                                         (5,271,154)                -
  Proceeds from capital lease obligations                                               251,722                 -
  Repayments of capital lease obligations                                               (67,402)                -
  Deferred financing costs                                                             (607,347)          (26,984)

------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            33,593,406           765,922
------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,066,949                 -

CASH AND CASH EQUIVALENTS, beginning of period                                                -                 -
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                        $     1,066,949         $       -
==================================================================================================================

                         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO
                                        CONSOLIDATED FINANCIAL STATEMENTS.



                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES




PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of Smart Choice Automotive Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK
----------------------------

     The Company provides sales finance services in connection with the sale of used cars to individuals residing primarily in Central and South Florida.

     Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

REVENUE RECOGNITION
-------------------

     Income on finance receivables is recognized using the interest method. Direct loan origination costs are deferred and charged against finance income over the life of the related installment sales contract as an adjustment of yield.

     Revenue from the sale of cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

     Parts and accessories sales are recognized upon shipment of products to customers.

FINANCE RECEIVABLES
-------------------

     The Company originates installment sales contracts from its Company dealerships. Finance receivables consist of contractually scheduled payments from installment sales contracts net of unearned finance charges, direct loan origination costs and an allowance for credit losses.

     Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related installment sales contract. Direct loan origination costs represent the unamortized balance of costs incurred in the origination of contracts at the Company's dealerships.

     The Company follows the provisions of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases."

ALLOWANCE FOR CREDIT LOSS
-------------------------

     The allowance for uncollectible finance receivables is maintained at a level which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, which all originated in the State of Florida, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, collateral values and economic conditions. Because of uncertainties associated with regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. However, the amount of change that is reasonably possible cannot be estimated. The allowance for uncollectible finance receivables is increased by a provision for loan losses, which is charged to expense. Repossessed vehicles are recorded as inventory at the lower of estimated net realizable value or the related loan balances. The difference between the balance of the installment contract and the amount recorded as inventory for the repossessed vehicle is charged to the allowance for credit losses.

PRESENTATION OF REVENUES AND COST OF REVENUES
---------------------------------------------

     The prices at which the Company sells its used cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated by the Company as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit margin in its statement of operations calculated as sales of cars less cost of cars sold.

INVENTORY
---------

     Inventory consists of new and used vehicles and vehicle parts and accessories. Vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of new and used vehicles sold is determined on a specific identification basis. Vehicle parts and accessories are valued at the lower of first-in, first-out (FIFO) cost or market. Repossessed vehicles are valued at the lower of estimated net realizable value or the related loan balance.

PROPERTY AND EQUIPMENT
----------------------

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets by the straight-line method.

DEFERRED ACQUISITION COSTS
--------------------------

     Deferred   acquisition   costs  were   related  to  specific   identifiable
     acquisitions and were allocated to the purchase price of the companies when acquired.

GOODWILL
--------

     Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. These costs are being amortized over 40 years on a straight-line basis. Goodwill is evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.

DEFERRED FINANCING COSTS
------------------------

     Deferred financing costs include costs related to obtaining debt financing and are being amortized over the term of the debt.

INCOME TAXES
-------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) during 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations and goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the financial statements of the Company.

USE OF ESTIMATES
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE
--------------

     Loss per share is based upon the weighted average number of common shares outstanding during each period. Potential common shares have not been included since their effect would be antidilutive. Potential common shares include 2,224,000 stock options, 1,682,720 warrants, 2,281,767 shares underlying the convertible debt and 1,972,083 shares underlying the convertible preferred stock.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. Adoption of this statement did not have a material effect on the Company's reported loss per share amounts.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130) and No. 131, "Disclosure about Segments of an Enterprise and Related Information," (FAS 131). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. The Company has not determined the impact that the adoption of these new accounting standards will have on its future financial statements and disclosures.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND ACQUISITIONS
--------------------------------

          Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.," operates new vehicle dealerships and used vehicle dealerships in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates automobile dealers training and insurance divisions as well as Eckler's, a supplier of Corvette parts and accessories.

          On January 28, 1997, pursuant to an Agreement and Plan of Merger dated December 30, 1996 (the "Agreement"), Eckler Industries, Inc. ("EII") acquired all of the issued and outstanding shares of common stock of Smart Choice Holdings, Inc. ("SCHI") in exchange for 2,927,939 shares of EII Class A and 1,576,324.5 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII is the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquiror for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in
          EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI. The purchase price for Eckler was computed by valuing the outstanding shares of common stock of Eckler (the equivalent of 2,757,500 shares) at $3.375 or $9,306,563 and acquisition costs of $100,119.

          SCHI was incorporated on June 21, 1996 and was a development-stage corporation prior to January 28, 1997. On August 16, 1996, SCHI acquired the stock of First Choice Auto Finance, Inc. ("FCAF"). On January 28, 1997, in addition to the acquisition of EII, SCHI acquired the stock of Florida Finance Group, Inc. ("FFG"), Dealer Insurance Services, Inc. ("DIS") and Dealer Development Services, Inc. ("DDS"). FFG underwrites, finances and services automobile retail installment contracts and was based in St. Petersburg, Florida prior to moving to the Company headquarters in Titusville, Florida. FCAF was incorporated on March 22, 1994 and had no significant operations or assets until it acquired the assets of Suncoast Auto Brokers, Inc. ("SAB"), and Suncoast Auto Brokers Enterprises, Inc. ("SABE") on January 28, 1997. FCAF, based at the Company headquarters in Titusville, Florida, now operates the three used vehicle lots in St. Petersburg and Tampa, previously operated by SAB and SABE. DIS is based in Tampa, Florida and provides insurance services for automobile dealers. DDS is based in Tampa and provides consulting services and training programs to automobile dealers. The purchase price of FFG was $1,181,008 notes due to the seller, 285,714 shares of common stock valued at $3.375 per share ($964,285) and acquisition costs of $40,643. The purchase price of DDS and DIS was $781,000 notes due to the sellers and acquisition costs of $24,561.

          On February 12, 1997, the Company acquired the stock of Liberty Finance Company ("Liberty"). On the same date, FCAF acquired the stock of Wholesale Acquisitions, Inc. ("WA"), and Team Automobile Sales and Finance, Inc. ("Team"). FFG services the receivables purchased from Liberty, and FCAF operates the five used vehicle lots previously operated by WA and Team in Orlando, Florida. The outstanding capital stock of Liberty and affiliates was acquired for $1,500,000 notes due to the seller, the equivalent of 352,156 shares of common stock valued at $3.375 per share ($1,188,527) and $109,249 in acquisition costs.

          On February 14, 1997, FCAF acquired the assets of Palm Beach Finance and Mortgage Company ("PBF") and Two Two Five North Military Corp. d/b/a Miracle Mile Motors ("MMM"). FFG services the receivables purchased from PBF, and FCAF operates the used vehicle lot previously operated by MMM located in West Palm Beach, Florida. The net assets of PBF and MMM were acquired for $3,050,000 cash, $1,473,175 notes due to the seller, 285,714 shares of common stock valued at $3.375 per share ($964,285) and $53,299 in acquisition costs.

          On June 27, 1997, the Company acquired the assets of Strata Holdings, Inc. ("SHI") and Ready Finance, Inc. ("RFI"). FCAF operates the three used vehicle lots previously operated by SHI in West Palm Beach, Florida and FFG services the finance receivables purchased from RFI. The net assets of SHI and RFI were acquired for $5,000,000 cash, $4,880,089 notes due to the seller and $27,271 in acquisition costs.

          On June 30, 1997, the Company acquired the assets of Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida, and FFG services the finance receivables purchased from FFI. The assets of FEDO were acquired for $268,000 cash, 225,000 shares of common stock valued at $4.50 per share ($1,012,500) and $8,741 in acquisition costs.

          On August 21, 1997, the Company acquired the assets of Jack Winters Enterprises, Inc. ("Winters"). These assets consisted of a retail automobile dealership located in Stuart, Florida for Volvo automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 2, Inc., a 100%-owned subsidiary of the Company and is doing business as Motorcars of Stuart. The purchase price of Winters was $442,500 cash, $1,200,000 notes due the seller, 18,322 shares of common stock valued at $5.125 per share ($93,900) and acquisition costs of $49,540.

          On August 29, 1997, the Company acquired the stock of B&B Enterprises Inc. ("B&B"). B&B operates a retail automobile dealership located in Stuart, Florida for Nissan automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 1, Inc., a 100%- owned subsidiary of the Company and is doing business as Stuart Nissan. The purchase price of B&B was 86,546 shares of common stock valued at $6.3125 per share ($546,322) and acquisition costs of $55,385.

          The acquisitions described above have been accounted for using the purchase method of accounting, and accordingly, the purchase prices have been allocated to the assets purchased and the liabilities assumed based upon the fair values at the dates of acquisition. The excess of the purchase prices over the fair values of the net assets acquired was approximately $26,000,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years.

          The operating results of these acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The following pro forma information has been prepared assuming certain of the acquisitions above, which were deemed to be significant acquisitions, had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the fair value of property acquired and the amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                        UNAUDITED
                                               ---------------------------
          YEAR ENDED DECEMBER 31,              1997                  1996
          ----------------------------------------------------------------

          Net sales                      $  92,405,005       $  90,158,113
          Net loss                         (19,155,105)         (3,803,046)
          Loss per common share                  (2.08)               (.67)
          =================================================================

          The results of operations of the insignificant acquisitions were not material to the Company's consolidated results of operations.

2. FINANCE RECEIVABLES
----------------------

          The following is a summary of principal balances, net as of December 31, 1997:

          ---------------------------------------------------------------
          Contractually scheduled payments           $       55,107,232
          Less: unearned finance charges                    (15,510,342)
          ---------------------------------------------------------------

          Principal balances                                 39,596,890
          Add: loan origination costs                           487,522
          ---------------------------------------------------------------

          Principal balances, net                            40,084,412
          Less: allowance for credit losses                  (6,857,265)
          ---------------------------------------------------------------

          Finance receivables, net                   $       33,227,147
          ===============================================================


          Finance receivables consist of sales of used cars under installment sale contracts with maturities that generally do not exceed 48 months. The receivables bear interest at rates ranging from 25.0% to 29.9% and are collateralized by the vehicles sold. The Company holds title to the vehicles until full contract payment is made. Finance receivables are pledged as collateral under a line of credit agreement (see Note
          6).

          Changes in the allowance for credit losses are as follows:

          YEAR ENDED DECEMBER 31,                                 1997
          ---------------------------------------------------------------

          Balance at dates of acquisitions          $        5,627,937
          Loans charged off, net of recoveries              (3,712,655)
          Provision for credit losses                        4,941,983
          ---------------------------------------------------------------

          Balance at end of year                    $        6,857,265
          ===============================================================

3. PROPERTY AND EQUIPMENT
-------------------------

          Property and equipment consist of the following:

                                             ESTIMATED
          DECEMBER 31,                      USEFUL LIFE       1997        1996
          ---------------------------------------------------------------------
          Land                                           $ 1,177,091    $    -
          Buildings and improvements       10-40 years     4,263,930         -
          Leasehold improvements            7-39 years       708,009         -
          Machinery and equipment           3-7  years       909,197         -
          Molds                             5-10 years       310,305         -
          Office equipment and furniture    3-8  years     3,542,413     24,586
          Transportation equipment          3-10 years     2,482,521         -
          Signs                                7 years       152,234         -
          ---------------------------------------------------------------------

                                                          13,545,700     24,586
          Less accumulated depreciation                    4,331,493      2,132
          ---------------------------------------------------------------------

                                                         $ 9,214,207    $22,454
          =====================================================================

          Depreciation expense for the years ended December 31, 1997 and 1996 was $445,311 and $2,132, respectively.


4. NOTE RECEIVABLE
------------------

          At December 31, 1996, note receivable consisted of advances under a $800,000 line of credit extended to a company which had signed a contract to be acquired by Smart Choice Holdings, Inc. Advances under the line of credit bore interest at the prime rate, were due and payable 30 days after written demand and were collateralized by substantially all assets of the borrower.

5. ACCRUED EXPENSES
-------------------
         Accrued expenses consist of the following:

         DECEMBER 31,                                 1997              1996
         -------------------------------------------------------------------

         Accrued compensation             $        855,806        $  141,713
         Accrued interest                          411,913            32,620
         Accrued professional fees                 897,837                 -
         Accrued restructuring charges           1,101,266                 -
         Accrued taxes and other                 1,367,019             8,981
         -------------------------------------------------------------------
                                          $      4,633,841        $  183,314
         ===================================================================


6. LINE OF CREDIT
-----------------

          The Company has a revolving line of credit with a lender which allows the Company to borrow the lesser of $42,500,000 or 60% of certain eligible accounts receivable at prime plus 3%. Interest is payable monthly with all of the outstanding principal due December 1999. The line of credit is collateralized by substantially all the assets of Florida Finance Group, Inc. and is guaranteed by Smart Choice Holdings, Inc. and Smart Choice Automotive Group, Inc. The balance at December 31, 1997 under this line of credit was $31,400,000. Unamortized debt discount was $170,400 at December 31, 1997. The line of credit agreement contains various financial and operating covenants. As of December 31, 1997, the Company was in violation of certain of these covenants, including leverage ratios and minimum net income requirement. The lender has waived compliance of these covenants for the year ending December 31, 1997. The Company is currently in negotiations with the lender to modify the terms of the line of credit agreement and to increase the amount of the line of credit. The amount of the line of credit was increased from $35,000,000 to $42,500,000 on March 27, 1998.

          The following summarizes certain information about the borrowings under the line of credit:
                                                                      1997
          --------------------------------------------------------------------
          Maximum amount outstanding at any month end            $  31,681,590
          Average amount outstanding during the period           $  21,921,484
          Weighted average interest rate during the period              11.45%
          --------------------------------------------------------------------


          Interest rates ranged from 11.25% to 11.5%, and interest expense was $2,235,954 for the year ended December 31, 1997.

7. NOTES PAYABLE
------------------

Notes payable consist of the following:

--------------------------------------------------------------------------------
DECEMBER 31,                                                                                   1997          1996


Notes payable issued in connection with various acquisitions, interest ranging
  from 8% to 10%, payable through June 1999.                                              $  6,029,146     $    -

12% unsecured  convertible  note payable,  interest  payable  quarterly,  unpaid principal  and  interest due May 2002,  convertible  at a rate of one share of common  stock for  every  $7.50 of  outstanding  principal,  conversion  price
  adjustable upon the occurrence of certain events.                                          4,000,000          -

12%  convertible  note payable,  net of discount,  interest  payable  quarterly, unpaid  principal  and interest due March 1999,  convertible  at a rate of one share of common  stock for every $6.00 of  outstanding  principal,  conversion price adjustable upon the occurrence of certain events.  On December 31, 1997, the conversion  price was adjusted to 90% of the market price of the Company's common stock. Accordingly,  $282,506 of interest expense has been recorded for the difference  between the conversion  price of the note payable and the fair
  market value of the Company's common stock on the date of issuance.                        3,025,125          -

Prime + 1.5%  (10% at  December  31,  1997)  mortgage  note  payable,  principal payments of $13,333 plus interest payable monthly,  outstanding  principal and interest due July,  1998,  collateralized  by property and equipment of Eckler
  Industries, Inc. and guaranteed by a stockholder of the Company.                           2,500,000          -

Variable rate (8.5% at December 31, 1997)  installment  loan payable,  principal and interest payable monthly,  outstanding principal and interest due December
  2009, collateralized by certain property of the Company.                                   2,199,900          -

Various unsecured notes payable to investors bearing interest at rates ranging
  from 10%-16%, interest   payable monthly, outstanding principal balances due
  through December 2001.                                                                     1,699,142          -

$1,500,000 note payable, net of discount (see below)                                         1,415,784          -

9% unsecured convertible notes payable, interest and principal due February
   1998,convertible at a rate of one share of common stock for each $8.75 of
   principal.                                                                                1,267,601          -

8% convertible debentures (see below)                                                        1,050,000          -

9%unsecured  convertible note payable,  interest and principal due January 1999, convertible  at a rate  of one  share  of  common  stock  for  each  $8.75  of
  principal.                                                                                 1,031,008          -


Prime plus 1.75% (10.25% at December 31, 1997) notes payable, principal of $24,274 plus interest payable monthly through June 1998 at which time all remaining principal and interest are due, secured by substantially all the assets of
  First Choice Stuart 1, Inc. and guaranteed by First Choice Auto Finance, Inc.
  and Smart Choice Holdings, Inc.                                                              894,173          -

8% note payable, principal and interest of $10,010 payable monthly through June 2007,
  collateralized by certain property of the Company.                                           797,488          -

Prime (8.5% at December 31, 1997) unsecured convertible  subordinated debenture, net of discount, interest payable quarterly, unpaid principal and interest due
  December  31, 2000,  convertible  at the rate of one share of common stock for every $9.00 of outstanding  principal,  conversion  price  adjustable upon the
  occurrence of certain events.                                                                697,895          -

Prime plus 1% (9.5% at December  31,  1997)  unsecured  note  payable,  interest
  payable monthly, outstanding principal due April 1998.                                       600,000          -

7.75% note payable, principal and interest of $8,683 payable monthly through
  December 2003, secured by certain real property of the Company.                              498,923          -

12% convertible debentures (see below)                                                         410,000       262,000

Prime  plus 1% (9.5% at  December  31,  1997)  note  payable,  interest  payable
  monthly, principal due upon demand.                                                          300,000          -

Various notes payable bearing interest at rates from 6% to 10%, principal and interest
  payable through July 2001.                                                                   274,023        60,000

10% unsecured note payable, interest payable monthly, outstanding principal due
  December 1998.                                                                               257,250          -

Prime plus 1% (9.5% at December 31,  1997)  unsecured  convertible  subordinated note payable,  interest payable  quarterly,  unpaid principal and interest due
  June 1999,  convertible at a rate of one share of common stock for every $7.50 of outstanding  principal,  conversion price adjustable upon the occurrence of certain events. On December 31, 1997, the conversion price was adjusted to 90%
  of the market price of the  Company's  common stock.  Accordingly,  $20,179 of interest  expense has been recorded for the difference  between the conversion price of the note  payable and the fair market value of the  Company's  common
  stock on the date of issuance.                                                             250,000            -
--------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                     $ 29,197,458       $322,000
====================================================================================================================


Aggregate maturities of notes payable over future years are as follows: 1998 - $11,180,849; 1999 - $10,471,143; 2000 - $1,002,763; 2001 - $740,415; 2002 -
$4,264,519; thereafter - $2,148,965.

Unamortized debt discount was $611,196 at December 31, 1997.

$1,500,000 Note Payable
-----------------------

On December 31, 1997, the Company signed a $1,500,000 note payable. The note payable bears interest at 10%. Interest is payable monthly and the outstanding principal balance is due October 1998. If the Company or any of its affiliates should, prior to the repayment in full of the note, either (i) issue any debt or equity securities in a public offering or (ii) issue, in the aggregate, more than seven and one-half million dollars of debt or equity securities in one or more private placements, including any securitization or other sale or financing of chattel paper or receivables, but excluding floor plan financing; then all the outstanding principal and all the accrued and unpaid interest on the note will be due in full on the date of closing of such issuance. The note is collateralized by substantially all the assets as well as all of the issued and outstanding capital stock of Eckler Industries, Inc.

8% Convertible Debentures
-------------------------

The unsecured convertible debentures bear interest at 8%. Interest is payable monthly, and all outstanding principal is due April 1998. The debentures are convertible from December 14, 1997 through April 15, 1998 at a conversion price equal to 66 2/3% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. Accordingly, $525,000 of interest expense has been recorded for the year ended December 31, 1997 for the difference between the conversion price of the debentures and the fair market value of the Company's stock at the time of issuance. The interest rate and conversion price are both adjustable upon the occurrence of certain events.

12% Convertible Debentures
--------------------------

The convertible debentures bear interest at 12% and were due on November 19, 1997. Holders of $340,000 of the debentures have extended the due date to January 1999. Outstanding principal after November 19 bears interest at 18%. The debentures were convertible prior to November 19, 1997 into the Company's common stock at a rate of one share of common stock for each $5.00 of outstanding principal. Additionally, holders of the debentures who did not convert prior to the maturity date received, for each $20,000 debenture, a warrant to purchase 1,200 shares of the Company's common stock at $3.00 per share. The warrants are immediately exercisable and expire five years from the date of issuance.

8.  FLOOR PLANS PAYABLE
-----------------------

Floor plans payable consist of the following:


DECEMBER 31,                                                                                   1997          1996
----------------------------------------------------------------------------------------------------------------------

$3,350,000 floor plan line of credit,  variable interest rate,  interest payable monthly,  principal  balance  payable at the  earlier of the time a vehicle is sold or 360 and 180 days from the time a vehicle is  floored  for new and used vehicles,  respectively,  guaranteed by Smart Choice Automotive  Group,  Inc., collateralized  by vehicle  inventory  floored.  The line of credit  agreement
  contains certain financial ratio covenants.                                             $ 3,285,165      $    -

$3,000,000  floor  plan  line of  credit,  interest  at prime  plus 1.5% (10% at
  December 31, 1997),  interest payable monthly,  principal  balance payable the earlier  of (i) 48 hours from the time of sale of a vehicle or within 24 hours from the time  payment is received  from the  purchaser of the vehicle or (ii)
  upon demand. Collateralized by all inventory, fixed assets, holdback reserves, manufacturers'  rebates,  incentive  payments and  intangible  assets of First
  Choice Auto Finance,  Inc.,  guaranteed by Smart Choice Automotive Group, Inc.            2,659,968

$3,000,000  floor  plan  line of  credit,  interest  at  prime  plus 1% (9.5% at
  December 31, 1997),  interest payable monthly,  principal payable upon sale of floored  vehicle,  collateralized  by certain assets of First Choice Stuart 1,
  Inc.  The line of credit  expired  December 31, 1997 and is subject to various financial and operating covenants. As of December 31, 1997, the Company was in violation of certain of the covenants.  The lender has waived these  covenants through  December 31, 1997. The Company is currently in negotiations  with the
  lender to modify the terms of the line of credit agreement.                               2,341,959           -

----------------------------------------------------------------------------------------------------------------------

Total                                                                                    $  8,287,092      $    -
======================================================================================================================


9. INCOME TAXES
---------------

          The components of deferred income tax assets consist of the following:

          DECEMBER 31,                                        1997        1996
          ---------------------------------------------------------------------

          Deferred income tax assets:
            Net operating loss carryforwards      $      3,476,000    $ 238,000
            Accounts receivable                          2,589,000           -
            Stock options and warrants                   1,805,000           -
            Accruals                                       523,000           -
            Compensation                                   423,000           -
            Depreciation and amortization                  243,000           -
            Inventory                                      149,000           -
            Other                                           93,000           -
          ---------------------------------------------------------------------

          Gross deferred income tax assets               9,301,000      238,000
          Valuation allowance                           (9,301,000)    (238,000)

          ---------------------------------------------------------------------
          Total deferred income tax assets        $              -    $      -

          =====================================================================

          The Company's valuation allowance increased by approximately $9,063,000 and $238,000 for the periods ended December 31, 1997 and 1996, respectively, which represents the effect of changes in the temporary differences and net operating losses. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization to these assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

          At December 31, 1997, the Company had unused federal tax net operating losses (NOLs) to carry forward against future years' taxable income of approximately $10,223,000, expiring in various amounts through 2012. As a result of certain acquisitions, the use of approximately $1,141,000 the NOLs will be limited each year under the provisions of
          Section 382 of the Internal Revenue Code of 1986, as amended, and the provisions of Treasury Regulation 1.1502-21 regarding separate return limitation years.

10. COMMITMENTS AND CONTINGENCIES
---------------------------------

     Leases
     ------

          The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2005.

          The Company also leases equipment under capital leases which expire on various dates through 2002. The total capitalized cost for this equipment is $1,004,961 with accumulated depreciation of $116,015 as of December 31, 1997.

          As of December 31, 1997, future minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                  CAPITAL         OPERATING
          DECEMBER 31, 1997                       LEASES            LEASES
          ----------------------------------------------------------------


          1998                                 $    322,490   $  2,247,147
          1999                                      268,330      1,584,132
          2000                                      254,342      1,481,429
          2001                                      204,906      1,446,639
          2002                                      101,111        936,414
          Thereafter                                      -        479,160
          ----------------------------------------------------------------

                                                  1,151,179   $  8,174,921
                                                              ============

          Less amount representing interest         210,899
                                               ------------

          Present value of minimum lease
          payments                             $    940,280
                                               ============


          Rental expense for the year ended December 31, 1997 was approximately $1,542,000.

          Employment Agreements
          ---------------------

          The Company has entered into employment agreements expiring at various dates through the year 2002. As of December 31, 1997, the Company's total noncancellable obligation under all employment agreements is approximately $2,404,000.

          Litigation
          ----------

          The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, based upon the opinion of the Company's legal counsel, management presently believes that the outcome of such proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's financial position since the Company has accrued sufficient amounts to cover the costs expected to be incurred in settlement of these actions.

          Environmental Matters
          ---------------------

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


11. REDEEMABLE CONVERTIBLE PREFERRED STOCK
------------------------------------------


          During December 1996 and January 1997, the Company sold 395,000 shares of Series A redeemable convertible preferred stock. Proceeds from these offerings, net of offering costs, were approximately $977,000. The liquidation preference of each preferred share is $2.00. Upon the completion of an initial public offering of the Company that raises a minimum of $20 million in gross proceeds, each preferred share will be converted automatically into the higher of: (i) one share of the Company's $.01 par value common stock or (ii) that number of shares of common stock having a value (as measured by a public offering sale price) equal to $9.00. The holders of the Series A shares may require, by a two-thirds vote of the issued and outstanding Series A shares, that the Company offer to redeem the Series A shares at any time after September 30, 1998. The redemption price will equal $2.00 per share.

          On September 30, 1997, the Company completed an offering of 300 units of Series A redeemable convertible preferred stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $2,965,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $8.10 per share. The warrants expire five years after the date of issuance. The preferred stock is convertible into shares of common stock at a conversion price which, at the option of the buyer, is either fixed at a rate of 135% of the market price of common stock on the date of issuance of the preferred stock, or floating at a rate of 100% of the market price of the common stock if converted during the period 90 days after the issuance of the preferred stock and 90% of the market price if converted at any time after that 90-day period. Accordingly, since none of the preferred stock was converted 90 days after issuance, a preferred stock dividend of $333,333 ($.04 per share) has been recorded for the year ended December 31, 1997 for the difference between the discounted conversion price of the preferred stock and the fair market value of the Company's common stock at the time of issuance. The preferred stock is redeemable at the option of the buyer upon the occurrence of certain events at a price per share that is also dependent upon the occurrence of certain events.

          On December 10, 1997, the Company issued an additional 100 units of the Series A redeemable convertible preferred stock and associated warrants for net proceeds of $1,000,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 300 shares of common stock for each preferred share purchased at a price equal to $5.23 per share. The warrants expire five years after the date of issuance. The preferred stock has features identical to that of the Series A redeemable convertible preferred stock issued on September 30, 1997.

          Subsequent to December 31, 1997, the holders of the preferred stock converted 245 shares of preferred stock into 1,265,827 shares of common stock.

12. CAPITAL STOCK
-----------------

          Increase in Par Value
          ---------------------

          In March 1997, the Company authorized an increase in the par value of its common stock from $.001 to $.01. All share information included in the accompanying financial statements has been retroactively adjusted to give effect to the increase in par value.

          Stock Options
          -------------

          The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant.

          Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended December 31, 1997: no dividend yield, an expected life of 4.9 years; expected volatility of 61%, and a risk-free interest rate of 6%.

          Under the accounting provisions of FAS 123, the Company's net loss applicable to common stock and loss per share would have been increased to the pro forma amounts indicated below:

         DECEMBER 31,                                1997             1996
         ---------------------------------------------------------------------

         Net loss applicable to common stock
           As reported                          $ (18,981,938)   $  (703,788)
           Pro forma                              (22,570,717)      (703,788)

         Basic loss per common share
           As reported                          $       (2.14)   $      (.13)
           Pro forma                                    (2.55)          (.13)
         ======================================================================

          The following table summarizes information about employee plan and non-plan stock option activity for the periods ended December 31, 1997 and 1996:

                                                                             WEIGHTED-AVERAGE
                                                         WEIGHTED-AVERAGE      FAIR VALUE OF
                                                SHARES    EXERCISE PRICE       OPTIONS GRANTED


            Outstanding, December 31, 1996           -        $    -              $    -
              Acquired in merger               175,000          2.66                   -
              Granted, at market value         838,000          4.89                 2.78
              Granted, above market value       30,000          6.50                 3.55
              Granted, below market value       50,000          4.07                 2.53
              Exercised                        (12,500)         2.50                   -
              Forfeited                         (3,000)         4.88                   -


            Outstanding, December 31, 1997   1,077,500        $ 4.56             $     -


          At December 31, 1997, a total of 602,500 options were exercisable at a weighted-average exercise price of $4.24.

          The following table summarizes information about non-plan stock option activity issued to non-employees for the periods ended December 31, 1997 and 1996:

                                                                                  WEIGHTED-AVERAGE
                                                             WEIGHTED-AVERAGE     FAIR VALUE OF
                                               SHARES        EXERCISE PRICE       OPTIONS GRANTED

           ---------------------------------------------------------------------------------------
           Outstanding - inception                    -             $    -            $    -
             Granted, above market value        290,000                4.75                -


           Outstanding, December 31, 1996       290,000                4.75                -
             Acquired in merger               1,044,000                3.81                -
             Granted, at market value           232,500                5.06              2.58
             Granted, above market value        300,000                8.17              2.28
             Forfeited                         (680,000)               3.79                -
             Expired                            (40,000)               5.00                -

          -----------------------------------------------------------------------------------------
           Outstanding, December 31, 1997     1,146,500             $  5.41           $    -
           ========================================================================================

          At December 31, 1997 and 1996, a total of 996,500 and 262,000 options were exercisable at a weighted-average exercise price of $5.14 and $4.92, respectively.

          The  following  table  summarizes   information  about  stock  options
          outstanding and exercisable at December 31, 1997:

                                          OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                             -------------------------------------   ------------------------
                                           WEIGHTED-     WEIGHTED-                  WEIGHTED-
                                             AVERAGE       AVERAGE                    AVERAGE
          RANGE OF              NUMBER      EXERCISE     REMAINING       NUMBER      EXERCISE
          EXERCISE PRICES   OUTSTANDING        PRICE          LIFE   EXERCISABLE        PRICE
          -----------------------------------------------------------------------------------

          Employee Plan and
            Non-Plan Options

          $2.50 to $3.88       187,500        $    2.84    3.3 years   162,500       $ 2.68
          $4.25 to $6.50       890,000             4.93    4.4 years   440,000         4.82
          ---------------------------------------------------------------------------------
                             1,077,500        $    4.56                602,500       $ 4.24
          =================================================================================

          Non-Employee
            Non-Plan Options

          $2.88 to $3.00       275,000        $    2.91    3.7 years   275,000       $ 2.91
          $4.50 to $6.50       721,500             5.44    3.8 years   621,500         5.55
          $8.75 to $12.00      150,000             9.83    3.7 years   100,000         8.75

         ----------------------------------------------------------------------------------
                             1,146,500        $    5.41                996,500       $ 5.41
         ==================================================================================



          Common Stock Options Issued - Compensation
          ------------------------------------------

          During the year ended December 31, 1997, compensation expense of $3,809,826 was recognized on common stock options granted to employees and directors. These options were granted by trusts created by two major stockholders to purchase shares of the Company's common stock owned by the trusts. The trusts will receive the proceeds, if any, from the exercise of these options. Since these options were not granted by the Company and their exercise will not result in the issuance of any additional common stock, they have been excluded from the tables above.

          Common Stock Options Issued - Consultants
          -----------------------------------------

          During  the  year  ended  December  31,  1997,   options   granted  to
          consultants were valued at $607,700 in accordance with FAS 123.

          Common Stock Issued - Professional Fees
          ---------------------------------------

          The Company issued 17,929 shares of common stock as payment for professional services which were valued at $99,806 representing the fair value of the stock on the date of issuance.

          Common Stock Options and Warrants Issued - Lenders
          --------------------------------------------------

          During 1997, the Company entered into various agreements with lending institutions and issued options and warrants to purchase 472,500 shares of the Company's common stock at exercise prices ranging from $2.00 to $12.00 per share. Of these options and warrants, 422,500 were exercisable at December 31, 1997. The options and warrants expire at various dates ranging from December 1999 through August 2002.

          The above common stock options and warrants were valued at $1,350,253 in accordance with the provisions of FAS 123. This amount was recorded as debt discount and is being amortized over the life of the related debt. Interest expense related to these options and warrants was $466,979 for the year ended December 31, 1997.

          Common Stock Issued - Debt Conversion
          -------------------------------------

          During the year ended December 31, 1997, the Company issued 442,514 shares of common stock in conversion of debt amounting to $1,770,056.

          Stock Warrants
          --------------

          At December 31, 1997, the Company had the following stock warrants outstanding:

                                    NUMBER OF
                                   UNDERLYING       EXERCISE
          EXPIRATION DATE              SHARES          PRICE


          December 31, 1999            70,000       $ 2.00
          November 8, 2000             12,500       $ 6.00
          November 14, 2000         1,284,000       $ 6.50
          March 30, 2001               20,000       $ 4.20
          August 29, 2002              52,500       $ 7.00
          September 30, 2002           90,000       $ 8.10
          November 19, 2002            33,720       $ 3.00
          December 10, 2002            30,000       $ 5.23
          December 24, 2002            90,000       $ 4.00
                                   ----------

                                    1,682,720
                                    =========


          At December 31, 1997, 1,632,000 of the warrants were exercisable.

          Shares Reserved
          ---------------

          At December 31, 1997, the Company has reserved approximately 8,159,970 shares of common stock for future issuance under all of the above arrangements, the convertible debt and the convertible preferred stock.

     13. RESTRUCTURING CHARGE
     ------------------------

          During the fourth quarter of 1997, after all acquisitions were completed, the Company implemented a restructuring program (the "Program") designed to enhance overall competitiveness and efficiency through the reduction of operating costs. The Program resulted in a charge to operations of $2,117,906. The charge consists primarily of costs related to employment contract terminations and severance pay.

     14. RETIREMENT BENEFIT PLAN
     ---------------------------

     The Company sponsors a defined contribution pension plan for all employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and contributions by the Company to be determined at the discretion of the Board of Directors. The Company made no contribution to the plan for the year ended December 31, 1997. There was no plan in effect from the period of inception to December 31, 1996.

     15. SUPPLEMENT CASH FLOW INFORMATION
     ------------------------------------

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

     YEAR ENDED DECEMBER 31,                                               1997     1996
     -----------------------------------------------------------------------------------
     Cash paid for interest                                        $  4,228,339   $  552
     ===================================================================================

     Noncash investing and financing activities:
       Notes  payable and  capital  lease  obligations
         incurred in  connection  with the purchase of
         property and equipment                                    $ 3,722,670    $   -
       Notes  payable   issued  in   connection   with
         acquisitions                                               11,015,272        -
       Common stock issued in
         connection with acquisitions                               14,413,880        -
       Common stock issued for conversion of debt                    1,770,056
       Common stock  options  granted to employees and
         directors                                                   3,809,826        -
       Common stock  options and warrants issued to
         lenders  and  consultants                                   1,957,953        -
       Common stock issued for professional services                    99,806    4,968
       Common stock issued by stockholders for cancellation of
         common stock options granted by the Company                   800,000        -
       Contribution to capital by stockholder                          159,203        -
       Debt discount on convertible debt                               827,685        -
     ===================================================================================

     16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts:

     Limitations
     -----------

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1997, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     Cash and Cash Equivalents
     -------------------------

     The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

     Finance Receivables, Net
     ------------------------

     The carrying amount is assumed to be the fair value because of the relative short maturity and repayment terms of the portfolio as compared to similar instruments.

     Accounts Payable and Accrued Expenses
     -------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Notes Payable
     -------------

     The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

17. SEGMENT INFORMATION
-----------------------

     The Company's operations are classified into four business segments. The dealership segment operates a network of 24 new and used car dealerships in the Southeastern United States. The Company primarily sells used vehicles to payment-sensitive non-prime customers who, most likely, would be unable to purchase a vehicle without financing through the Company's financing services segment. The financing services segment finances consumer purchases of used vehicles sold in the Company's used and new car dealerships. Operations within the dealer services segment include providing consulting services to new car dealers on the use of finance and insurance products in the sale of vehicles. The parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog.

     The following table shows certain financial information by business segment as of and for the years ended December 31, 1997 and 1996:

                                               FINANCING           DEALER        PARTS AND
                           DEALERSHIPS          SERVICES         SERVICES      ACCESSORIES   CORPORATE     CONSOLIDATED



         1997

Sales                         $ 45,142,473   $  9,209,656    $ 1,177,903  $  15,384,589   $      -         $ 70,914,621
Operating income (loss)           (399,237)     3,028,596        207,320         17,635    (15,216,666)     (12,362,352)
Depreciation and
  amortization                     128,673          8,078          2,552        277,794      1,268,143        1,685,240
Identifiable assets             17,642,458     34,763,399        111,312      5,439,449     31,148,373       89,104,991
Capital expenditures             1,431,339        178,238          3,684        286,853      3,179,200        5,079,314
  (exclusive of acquisitions)

         1996
Sales                         $      -       $       -       $     -       $      -       $     -          $     -
Operating income (loss)              -               -             -              -           (670,616)        (670,616)
Depreciation and
  amortization                       -               -             -              -              4,381            4,381
Identifiable assets                  -               -             -              -            716,290          716,290
Capital expenditures                 -               -             -              -             24,586           24,586
========================================================================================================================

     18. FOURTH QUARTER ADJUSTMENTS
     ------------------------------

     During the fourth quarter of 1997, the Company recorded the following adjustments:


     --------------------------------------------------------------------
     Expense costs of abandoned public offering          $       479,406
     Restructuring charge                                      2,117,906
     Expense related to stock options                          1,405,087
     --------------------------------------------------------------------

                                   EXHIBIT INDEX

EXHIBIT
NO.       EXHIBIT DESCRIPTION                    FILED HEREWITH OR INCORPORATED BY REFERENCE TO:

3.1    Amended and Restated Articles of          Exhibit 3.1 to Form SB-2 Registration Statement, filed on
       Incorporation of Smart Choice             September 1, 1995, File No. 33-96520-A
       Automotive Group, Inc. (the
       "Company")

3.1.1  Articles of Amendment to Articles of      Exhibit 3.2 to Form 10-Q filed on May 20, 1997
       Incorporation of SMCH

3.2    Amended and  Restated  By-Laws of the     Exhibit 3.2 to Form SB-2  Registration
       Company                                   Statement, filed on September 1, 1995, File No. 33-96520-A.

3.2.1  Amendment No. 1 to Amended and            Exhibit 3.2.1 to Amendment No. 2 to Form SB-2 Registration
       Restated Bylaws                           Statement, filed on November 6, 1995, File No. 33-96520-A.

3.2.2  Second Articles of Amendment to           Exhibit 3.1 to Form 8-K filed on October 9, 1997.
       Articles of Incorporation

4.1    Specimen Common Stock  Certificate        Exhibit 4.1 to Form 8-A Registration  Statement,  filed on
                                                 April 16, 1997.

4.2    Specimen of Warrant Certificate           Exhibit 4.2 to Form 8-A Registration Statement, filed on
                                                 April 16, 1997.

4.3    Warrant Agreement between the Company     Exhibit 4.5 to Amendment No. 2 to Form SB-2 Registration
       and American Stock Transfer & Trust       Statement, filed on November 6, 1995, File No. 33-96520-A.
       Company, as Warrant Agent, dated
       November 9, 1995

4.3.1  Form of Amendment to Warrant Agreement    Exhibit 4.4 to Form 8-A Registration  Statement,  filed on
                                                 April 16, 1997.

10.1   Eckler Industries, Inc. Retirement and    Exhibit 10.4.1 to Form SB-2 Registration Statement, filed
       Savings Plan and Trust Agreement, as      on September 1, 1995, File No. 33-96520-A.
       Amended and Restated on September 14,
       1992

10.2   Amendment No. 1 to Eckler Industries,     Exhibit 10.4.2 to Form SB-2 Registration Statement filed
       Inc. Retirement and Savings Plan Trust    on September 1, 1995, File No. 33-96520-A.
       Agreement Dated March 28, 1994.

10.3   Eckler Industries, Inc. Non-Qualified     Exhibit 10.6 to Form SB-2 Registration Statement, filed on
       Stock Option Plan                         September 1, 1995, File No. 33-96520-A.

10.4   Eckler Industries, Inc. 1995 Combined     Exhibit 10.7 to Form SB-2 Registration Statement, filed on
       Qualified and Non-Qualified Employee      September 1, 1995, File No. 33-96520-A.
       Stock Option Plan

10.5   Registration Rights Agreement by and      Exhibit 10.15 to Amendment No. 1 to Form SB-2 Registration
       among the Company and each of the         Statement, filed on October 13, 1995, File No. 33-96520-A.
       Purchasers referred to in Schedule 1
       thereto, dated September 20, 1995.

10.6   Unit Purchase Option Agreement between    Exhibit 1.2 to Amendment No. 2 to Form SB-2 Registration
       the Company and Argent Securities,        Statement, filed on November 6, 1995, File No. 33-96520-A.
       Inc. and Certificate dated November
       15, 1995

10.7   Loan  Agreement  between the Company      Exhibit  10.19 to Post-Effective Amendment  No.  2 to Form
       and Barnett  Bank, N.A. dated             SB-2 Registration   Statement,   filed  on  November  14,  1996,
       September 30, 1996                        File  No. 33-96520-A.

10.8   Mortgage and Security Agreement           Exhibit 10.20 to Post-Effective Amendment No. 2 to Form
       between the Company and Barnett Bank,     SB-2 Registration Statement, filed on November 14, 1996,
       N.A. dated September 30, 1996.            File No. 33-96520-A.

10.9   Promissory Note in the amount of          Exhibit 10.21 to  Post-Effective  Amendment No. 2 to Form SB-2
       $2,400,000 from the Company in favor      Registration Statement, filed on November 14, 1996, File No.
       of Barnett Bank, N.A. dated September 30, 33-96520-A.
       1996.

10.10  Assignment  of Loan  Documents  dated      Filed  herewith.
       November  4, 1997 between Barnett Bank,
       N.A. and The Huntington National Bank
       ("Huntington")

10.11  Modification of Mortgage Deed and          Filed herewith.
       Security Agreement dated November 3,
       1997 between the Company and Huntington

10.12  Future Advance  Promissory  Note dated     Filed  herewith.
       December 30, 1997,principal amount
       $260,000, the Company maker,
       Huntington, payee

10.13  Modification of Mortgage and Mortgage      Filed herewith.
       Note and Extension Agreement dated
       December 30, 1997 between the Company
       and Huntington

10.14  Merger Agreement between Smart             Exhibit 10.1 to Form 8-K, filed on February 12, 1997
       Choice Holdings, Inc. ("SCHI"), the
       Company, Thomas E. Conlan and
       Gerald C. Parker dated December 30,
       1997.

10.15 First Amended and Restated Loan and         Exhibit 4.1 to Form 10-Q, filed on May 20, 1997.
      Security Agreement between Florida
      Finance Group, Inc. ("FFG") and Finova
      Capital Corporation ("Finova"), dated
      February 4, 1997.

10.16 Warrant to Purchase Common Stock of the     Exhibit 4.2 to Form 10-Q, filed on May 20, 1997.
      Company between the Company and Finova,
      dated January 13, 1997.

10.17 Intentionally Omitted

10.18 Intentionally Omitted

10.19 Guaranty to Finova from the Company         Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
      dated January 13, 1997.

10.20 Eighth Amended and Restated Promissory      Filed herewith.
      Note dated March 27, 1998, between FFG,
      maker, and Finova.

10.21 Fourth Amended and Restated Schedule to     Filed herewith.
      Amended and Restated Loan and Security
      Agreement, FFG, borrower, Finova, lender,
      dated March 27, 1998.

10.22 Stock Purchase  Agreement dated January     Exhibit 10.1 to Form 10-Q, filed on May 20, 1997. 28, 1997 between SCHI and Gary Smith.

10.23 Promissory Note dated January 28, 1997,     Exhibit 10.2 to Form 10-Q filed on May 20, 1997.
      First Choice Auto Finance, Inc.
      ("FCAF"), maker, Gary Smith, payee, in
      the principal amount of $1,031,008.

10.24 Lease dated April 5, 1997 between Gary      Filed herewith
      R. Smith and Team Automobile Sales and
      Finance, Inc.

10.25 Promissory Note Modification Agreement,     Filed herewith.
      dated December 15, 1997 between FCAF
      and Gary R. Smith.

10.26 Asset Purchase  Agreement dated January     Exhibit 10.3 to Form 10-Q, filed on May 20, 1997.
      28, 1997 between FCAF and Gary Smith.

10.27 Asset  Purchase  Agreement among FCAF,      Exhibit 10.17 to Form 8-K, filed on February 26, 1997.
      Palm Beach Finance and Mortgage Company
      ("PBF"), Two Two Five North Military
      Corp. ("225"), and David Bumgardner,
      and Amendment thereto.

10.28 Loan and Security Agreement between 225     Exhibit 10.18 to Form 8-K, filed on February 26,.
      and FCAF dated February 14, 1997.

10.29 9% Secured  Convertible Note of FCAF to     Exhibit 10.20 to Form 8-K, filed on February 26, 1997.
      225 and PBF.

10.30 9% Convertible Debenture of SCHI to PBF.    Exhibit 10.21 to Form 8-K, filed on February 26, 1997.

10.31 Lease between David Bumgardner as           Exhibit 10.22 to Form 8-K, filed on February 26, 1997.
      Lessor and FCAF, Lessee, dated February
      13, 1997.

10.32 Indemnification Agreement in favor of       Exhibit 10.23 to Form 8-K, filed on February 26, 1997.
      PBF and 225 by FCAF, dated
      February 14, 1997.

10.33 Executive Employment Agreement between      Exhibit 10.15 to Form 10-Q, filed on May 20, 1997.
      the Company and Gary Smith.

10.34 Executive Employment Agreement between      Exhibit 10.16 to Form 10-Q, filed May 20, 1997.
      the Company and Robert Abrahams.

10.35 Executive Employment Agreement dated        Filed herewith.
      April 11, 1997 between the Company and
      Joseph Alvarez.

10.36 Executive Employment Agreement dated        Filed herewith.
      April 24, 1997 between the Company and
      Ronald Anderson.

10.37 Non Qualified Stock Option Agreement        Filed herewith.
      dated March 5, 1997 among the Smart
      Choice Holdings Management Trusts (the
      "Management Trusts"), Eckler Industries,
      Inc., and Robert J. Abrahams.

10.38 Non Qualified Stock Option Agreement        Filed herewith.
      dated March 5, 1997 among the Management
      Trusts, Eckler Industries, Inc., and
      Robert J. Abrahams.

10.39 Non Qualified Stock Option Agreement        Filed herewith.
      dated April 11, 1997, among the
      Management Trusts, the Company and
      Joseph Alvarez.

10.40 Stock Option  Agreement  dated March 24,    Filed  herewith.
      1997 between the
      Company and Ronald Anderson.

10.41 Non-Qualified Stock Option Agreement        Filed herewith
      dated April 17, 1997 between the
      Company and David Bumgardner.

10.42 Non-Qualified Stock Option Agreement        Filed herewith
      dated April 17, 1997 between the
      Company and Craig Macnab.

10.43 Stock Option  Agreement  dated March 19,    Filed  herewith.
       1997 between the
      Company and Gerald Parker.

10.44 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Gerald Parker.

10.45 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Donald Wojnowski.

10.46 Non-Qualified Stock Option Agreement        Filed herewith.
      dated April 17, 1997 between the
      Company and Joseph Yossifon.

10.47 Convertible Senior Promissory Note          Exhibit 10.18 to Form 10-Q, filed May 20, 1997.
      dated March 13, 1997, the Company,
      maker, Sirrom Capital Corporation
      ("Sirrom"), payee.

10.48 Convertible Senior Promissory Note          Exhibit 10.19 to Form 10-Q, filed May 20, 1997.
      dated May 13, 1997, the Company, maker,
      Sirrom, payee.

10.49 Amended and Restated Registration           Exhibit 10.20 to Form 10-Q, filed May 20, 1997.
      Rights Agreement between the Company
      and Sirrom, dated May 13, 1997.

10.50 Asset Purchase Agreement dated as of        Exhibit 10.1 to Form 8-K filed on July 14, 1997.
      June 27, 1997 among the Company, Strata
      Holding, Inc., Ready Finance, Inc.,
      Donald Cook, Marilyn Cook and Madie A.
      Stratemeyer.

10.51 Form of Convertible Note issued by the      Exhibit 10.1 to Form 8-K filed on October 9, 1997.
      Company to High Capital Funding, LLC,
      and other purchasers.

10.52 Form of Warrant issued by the Company       Exhibit 10.2 to Form 8-K filed on October 9, 1997.
      to High Capital Funding, LLC, and other
      purchasers.

10.53 Promissory Note, principal amount           Exhibit 10.3 to Form 8-K filed on October 9, 1997.
      $1,500,000 by Eckler Industries, Inc.,
      maker, Stephens Inc., payee.

10.54 Promissory Note, principal amount           Exhibit 10.1 to Form 8-K filed on March 5, 1998.
      $3,000,000, Eckler Industries, Inc.,
      maker, Stephens Inc., payee.

10.55 Guaranty Agreement by the Company to        Exhibit 10.4 to Form 8-K filed on October 9, 1997.
      Stephens Inc.

10.56 Amendment to Guaranty Agreement between     Exhibit 10.4 to Form 8-K filed on March 5, 1998.
      the Company and Stephens Inc.

10.57 Pledge and Security Agreement between       Exhibit 10.5 to Form 8-K filed on October 9, 1997.
      the Company and Stephens Inc.

10.58 Amendment to Pledge and Security            Exhibit 10.5 to Form 8-K filed on March 5, 1998.
      Agreement between the Company and
      Stephens Inc.

10.59 Securities Purchase Agreement between       Exhibit 10.6 to Form 8-K filed on October 9, 1997.
      the Company and certain buyers
      represented by Promethean Investment
      Group, L.L.C.

10.60 Form of Warrant from the Company to         Exhibit 10.7 to Form 8-K filed on October 9, 1997.
      certain buyers represented by
      Promethean Investment Group, L.L.C.

10.61 Automotive Wholesale Financing and          Filed herewith.
      Security Agreement dated July 21, 1997
      between First Choice Stuart 1, Inc.
      ("FCS1") and Nissan Motor Acceptance
      Corporation ("NMAC").

10.62 Addendum to Automotive Wholesale            Filed herewith.
      Financing and Security Agreement

10.63 Second Addendum to Automotive Wholesale     Filed herewith.
      Financing and Security Agreement dated
      August 11, 1997 between NMAC and FCSI.

10.64 Dealer Capital Loan and Security            Filed herewith.
      Agreement dated October 12,  1995
      between B&B Florida Enterprises, Inc.
      and NMAC.

10.65 Amendment to Dealer Capital Loan and        Filed herewith.
      Security Agreement dated September 1,
      1997 between NMAC and FCS1.

10.66 Dealer Equipment Loan and Security          Filed herewith.
      Agreement dated October 12, 1995
      between NMAC and B&B Florida
      Enterprises, Inc.

10.67 Amendment to Dealer Equipment Loan and      Filed herewith.
      Security Agreement dated September 1,
      1997 between NMAC and FCSI.

10.68 Nissan Dealer Term Sales and Service        Filed herewith.
      Agreement dated August 29, 1997 between
      Nissan Motor Corporation in U.S.A., the
      Company, Smart Cars, Inc. and FCS1.

10.69 Wholesale Financing and Security            Filed herewith.`
      Agreement dated August 11, 1997 between
      First Choice Stuart 2, Inc. ("FCS2")
      and Volvo Finance North America, Inc.

10.70 Authorized Retailer Agreement between       Filed herewith.
      Volvo Cars of North America, Inc. and
      FCS2.

10.71 Convertible Subordinated Debenture          Filed herewith.
      dated November 3, 1997, principal
      amount $750,000, the Company, maker,
      Bankers Life Insurance Company, payee.

10.72 Registration Rights Agreement dated         Filed herewith.
      November 3, 1997 between the Company
      and Bankers Life Insurance Company.

10.73 Settlement Agreement and Release dated      Filed herewith.
      January 30, 1998 among the Company,
      FCAF, FCS2, Jack Winters Enterprises,
      Inc., Jack Winters, F. Craig Clements,
      Killgore Pearlman, P.A. and Mark L.
      Ornstein.

10.74 Stock Purchase Agreement dated May 6,       Filed herewith.
      1997 between FCS1 and Thomas DeRita, Jr.

10.75 Promissory Note dated December 19,          Filed herewith.
      1997,  principal amount  $2,199,000,
      First Choice Melbourne 1, Inc., maker
      and Raytheon Aircraft Credit
      Corporation, payee.

10.76 Guaranty Agreement by the Company to        Filed herewith.
      Raytheon Aircraft Credit Corporation.

10.77 Security Agreement dated December 19,       Filed herewith.
      1997 between First Choice Melbourne 1,
      Inc. and Raytheon Aircraft Credit
      Corporation.

10.78 Registration Rights Agreement between       Exhibit 10.8 to Form 8-K filed on October 9, 1997.
      the Company and certain buyers
      represented by Promethean Investment
      Group, L.L.C.

10.79 Promissory Note dated February 24,          Exhibit 10.9 to Form 8-K filed on March 5, 1998.
      1998, FCAF, maker, Manheim Automotive
      Financial Services, Inc., payee.

10.80 Guaranty dated March 21, 1997 from the      Exhibit  10.10 to Form 8-K filed on March 5, 1998.
      Company in favor of Manheim Automotive
      Financial Services, Inc.

10.81 Intentionally Omitted.

10.82 Manheim Automotive Financial Services,      Filed herewith.
      Inc. Security Agreement dated March 21,
      1997 between FCAF and Manheim
      Automotive Financial Services, Inc.

10.83 Promissory Note dated June 17, 1997,        Filed herewith.
      principal amount $825,000, FCAF, maker,
      Carl Schmidt Enterprises, Inc., payee.

10.84 Real Estate Mortgage dated June 17,         Filed herewith.
      1997, FCAF, mortgagor,
      Carl Schmidt Enterprises, Inc., mortgagee.

10.85 Intentionally Omitted.

10.86 Intentionally Omitted.

10.87 Twenty-Fourth Amendment to GM               Filed herewith.
      Reproduction and Service Part Tooling
      License Agreement.

10.88 Twenty-Sixth Amendment to GM                Filed herewith.
      Reproduction and Service Part Tooling
      License Agreement.

10.89 Thirty-Fourth Amendment to GM               Filed herewith
      Reproduction Service Part Tooling
      License Agreement.

10.90 Lease between Florida Auto Auction of       Filed herewith.
      Orlando, Inc. and First Choice Auto
      Finance, Inc. dated May 12, 1997, for
      Reconditioning Facility.

11.1  Statement re Computation of Earnings        *
      Per Share.

21.1  List of Subsidiaries.                       Filed herewith.

23.1  Consent of BDO Seidman, LLP.                Filed herewith.

27.1  Financial Data Schedule.                    Filed herewith.

____________________

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.
