Form 10-K/A
period 1997-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-04-30
CIK 949091

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-14082

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        FLORIDA                                59-146957
(STATE OR OTHER JURISDICTION OF   (I.R.S.  EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA   32780      (407) 269-9680
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)      (ISSUER'S
                                                            TELEPHONE NUMBER)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------           -----------------------------------------

        COMMON STOCK                  BOSTON STOCK EXCHANGE

        REDEEMABLE COMMON STOCK       BOSTON STOCK EXCHANGE
            PURCHASE WARRANTS

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (TITLE OF CLASS)


-------------------------------------------------------------------------------

        The Registrant amends its Annual Report on Form 10-K for its fiscal year ended December 31, 1997, previously filed with the Commission, to include the following as Part III thereof.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth the names, ages, and positions with the Company of all of the executive officers and directors of the Company. Also set forth below is information as to the principal occupation and business experience for each person in the table.

         NAME              AGE                     POSITION AND OFFICE

Robert J. Abrahams         71          Chairman of the Board and Director
Gary R. Smith              46          President, Chief Executive Officer, and
                                       Director
Ronald W. Anderson         50          Executive Vice President and Chief
                                       Operating Officer
Joseph E. Mohr             31          Executive Vice President and Chief
                                       Financial Officer
Joseph A. Alvarez          42          Executive Vice President
Robert J. Downing          40          Senior Vice President and Chief Legal
                                       Officer
David E. Bumgardner        60          Director
Jeffrey D. Congdon         54          Director
Craig Macnab               41          Director
Gerald C. Parker           55          Director
Donald A. Wojnowski, Jr.   37          Director
Joseph Yossifon            50          Director


     Gary R. Smith has been the President, Chief Executive Officer, and a Director of the Company since 1997. For the past six years, since 1990, Mr. Smith has been the President, Chief Executive Officer and through 1997 owner of Florida Finance Group, Inc. ("FFG"), an automobile finance company. Mr. Smith has also served as the President, Chief Executive Officer and through 1997 owner of Suncoast Auto Brokers, Inc. ("SAB"), an automobile dealership since 1981 and Suncoast Auto Brokers Enterprises, Inc., a used car dealership ("SABE"). On January 28, 1997, the Company acquired FFG, SAB and SABE. Mr. Smith served as President of the Florida Independent Automobile Dealers Association in 1993 and currently serves as a member of the association's board of directors. Mr. Smith also serves as a member of the board of directors of the National Independent Automobile Dealers Association. Mr. Smith is a member of the Executive Committee of the Board of Directors of the Company.

     Robert J. Abrahams has been Chairman of the Board and a Director of the Company since 1997. For the past ten years, Mr. Abrahams has been self employed as an independent consultant in the financial services industry. Mr. Abrahams also serves on the Boards of Directors of two public companies, HMI Industries, Inc. and Ugly Duckling Corp., and six private companies, which are independent consumer finance companies. Prior to that time, Mr. Abrahams spent 28 years with Heller Financial Corporation ("Heller"), an international financial services company, in charge of its consumer finance activities. Mr. Abrahams held various titles at Heller, including Executive Vice President from 1985 to 1988. Mr. Abrahams serves as a member of the Executive Committee and Compensation Committee of the Board of Directors of the Company.

     Ronald W. Anderson joined the Company as Executive Vice President and Chief Operating Officer in 1997. From June 1996 to March 1997 he was Vice President of Marketing for North American Mortgage Insurance Group. From 1989 through June 1996, he was Executive Vice President for operations of the Riverside Group, a diversified holding company, the business of which included real estate, insurance, and retail building supplies.

     Joseph E. Mohr joined the Company as its Executive Vice President and Chief Financial Officer in 1997. From 1994 through 1997, Mr. Mohr was a management consultant with Gemini Consulting, and from 1991 through 1994 he was a Senior Business Operations Specialist with Heller Financial Corporation. Mr. Mohr has practiced accounting with Arthur Anderson & Co. and has a MBA degree from the University of Chicago.

     Joseph A. Alvarez has served as Executive Vice President of the Company since 1997, in which capacity, he is in charge of the automobile sales activities of the Company. Prior to joining the Company, Mr. Alvarez was general manger of the following factory franchised new car dealerships: Lokey Automobile Group (1996-1997); Carlisle Motors (1994-1996); and Dimmitt Cadillac (1988-1994).

     Robert J.  Downing  joined the Company as Senior Vice  President  and Chief
Legal Officer in 1998. From 1990 to present, he has been the principal shareholder in Downing & Associates, a law firm in Miami, Florida and New Mexico. During that time, Mr. Downing also acted as of counsel to Cohen & Cohen, P.A. a Santa Fe, New Mexico law firm (1994 through 1997) and as of counsel to Montgomery & Andrews, an Albuquerque, New Mexico law firm (1991 through 1992).

     David E. Bumgardner has been a Director of the Company since 1997. For the past fifteen years, Mr. Bumgardner has been the President and through 1997 owner of Miracle Mile Motors, a used car dealership, and Palm Beach Finance and Mortgage Company, an automobile finance company, both of which were purchased by the Company in 1997. Mr. Bumgardner is presently a private investor. He serves as a member of the Audit Committee of the Board of Directors.

     Jeffrey Congdon was appointed as a director of the Company in 1998. Mr. Congdon became Vice Chairman of Budget Group, Inc. and President of Budget Car Sales, Inc. in 1997. From 1982 until 1996, Mr. Congdon owned and operated retail new and used car sales operations in Indianapolis, Indiana. In 1994, Mr. Congdon was named Chief Financial Officer and Director of Team Rental Group (now Budget Group).

     Craig Macnab was appointed as a director of the Company in 1997. Mr. Macnab has been President of Tandem Capital, which provides growth capital to small, rapidly growing public companies with market capitalization up to $100 million, since 1997. Mr. Macnab also serves on the Board of Directors of five public companies, Clinicor, Inc., Teltronics, Inc., Environmental Tectonics Corporation, JDN Realty Corp., Digital Transmission Systems, Inc. and Teltronics, Inc. From 1993 until 1996 he was a partner in J.C. Bradford, a securities firm. Mr. Macnab also serves on the Compensation Committee and Audit Committee of the Board. Tandem Capital is an affiliate of Sirrom Capital Corporation which holds a $7.5 million convertible note of the Company and other securities exercisable for the Company's Common Stock.

     Gerald C. Parker has been a Director of the Company since 1997. For the past ten years, Mr. Parker has been involved in the structuring and funding of start-up companies. At present, Mr. Parker serves as President of Investment Management of America, Inc., a merger and acquisition firm. Mr. Parker also serves as a director of LRG Restaurant Group, Inc. a publicly traded company.

     Donald J. Wojnowski, Jr. has been a Director of the Company since 1996. Since 1992 he has been a stockbroker and registered principal of Empire Financial Group, Inc., an NASD registered broker-dealer. Mr. Wojnowski serves as a member of the Executive Committee of the Board of Directors of the Company.

     Joseph Yossifon has been a Director of the Company since 1996 and since 1985 has been a private investor. From 1976 to 1985 he was the president of A-1-A Discounts, an appliance retailer located in Orlando, Florida. Mr. Yossifon serves as a member of the Compensation Committee of the Board of Directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC and NASDAQ initial reports of beneficial ownership and reports of changes of beneficial ownership of Common Stock of the Company. Such persons are also required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes, based solely on a review of the copies of such forms furnished to the Company that during 1997 such individuals complied with all Section 16(a) filing requirements applicable to them, (i) except that Ronald W. Anderson and Joseph E. Mohr did not report on a timely basis the granting to each of them of options to purchase Common Stock in December 1997; and (ii) and Gerald C. Parker did not report on a timely basis dispositions of Common Stock in March, April, May and June of 1997. To the knowledge of the Company appropriate reports of such transactions have been filed with the SEC or are being transmitted to the SEC on the date hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to the Company during the 1997, 1996, and 1995 fiscal years of those persons who were, at December 31, 1997: (i) the Chief Executive Officer of the Company; (ii) the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 1997; and (iii) those former executive officers of the Company who would have been included under (ii) but for the fact that they were not executive officers of the Company at December 31, 1997 (the "Named Executive Officers"). None of the Named Executive Officers were employed by the Company for the entire 1997 fiscal year.

                                                                       LONG TERM
                                                                    COMPENSATION
                                                                      SECURITIES
NAME AND                                   ANNUAL COMPENSATION       UNDERLYING
PRINCIPAL POSITION                       SALARY($)   BONUS ($)       OPTIONS (1)
------------------                       ---------------------      ------------

Robert J. Abrahams                        $110,819          --          222,500
Chairman of the Board

Gary R. Smith                             $165,977          --          302,500
President and Chief Executive Officer

Ronald W. Anderson                        $115,328          --           87,025
Executive Vice President and Chief
Operating Officer

Joseph E. Mohr                             $37,073          --           77,025
Executive Vice President and Chief
Financial Officer

Joseph A. Alvarez                         $113,010          --          105,000
Executive Vice President

Ralph H. Eckler (2)                1997 - $101,657          --          310,000
Former President and Chief         1996 - $100,000
Executive Officer                  1995 - $105,776

Fred E. Whaley (3)                        $153,263          --          500,000
Former Executive Vice President and
Chief Financial Officer

---------------------

(1) The amounts shown in this column represent outstanding stock options granted as compensation. See "Stock Option Plans."

(2) Mr. Eckler was also paid $100,000 in 1998 in connection with the termination of his employment.

(3) The Company has asserted in litigation with Mr. Whaley that these grants have been rescinded.

OPTION GRANTS TO EXECUTIVE OFFICERS IN LAST FISCAL YEAR

     Various stock option plans and arrangements are in effect that provide options to purchase Common Stock as compensation to executive officers, directors, and employees of the Company. See "Stock Option Plans." The following table sets forth information regarding stock options granted during 1997 to the Named Executive Officers:

                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                 PERCENT OF                                           ANNUAL RATES OF
                    NUMBER OF      TOTAL                                               STOCK PRICE
                    SECURITIES     OPTIONS      EXERCISE    MARKET                   APPRECIATION FOR
                    UNDERLYING   GRANTED TO     PRICE PER   PRICE AT                   OPTION TERM (1)
                    OPTIONS      EMPLOYEES IN     SHARE     DATE OF      EXPIRATION  ---------------------
                    GRANTED (#)  FISCAL YEAR     ($/SH)     GRANT(2)      DATE           5%($)     10%($)
                    -----------  -----------    -------     --------   ------------  --------- ----------

Robert J. Abrahams      210,000       10.8%       $1.00      $4.94     12/01/2002    $862,077  $1,142,828
                         12,500         .6%       $2.00      $4.94      3/05/2002      38,814      55,526

Gary R. Smith           100,000        5.2%       $4.50                 7/29/2002      60,513     194,204

Ronald W. Anderson       30,000        1.5%       $4.88                 3/24/2002       6,754      46,861
                         25,000        1.3%       $4.50                 7/29/2002      15,128      48,551
                         12,025         .6%       $2.00      $4.00     12/31/2002      37,339      53,416

Joseph E. Mohr           35,000        1.8%       $2.00      $6.25      9/19/2002     108,679     155,471
                         30,000        1.5%       $6.25                 9/19/2002          --          --
                         12,025         .6%       $2.00      $4.00     12/31/2002      37,339      53,416

Joseph A. Alvarez        80,000        4.1%       $2.00      $6.00      4/11/2002     248,410     355,363
                         25,000        1.3%       $4.50                 7/29/2002      15,128      48,551

Ralph H. Eckler         100,000        5.1%       $6.50                 9/30/2002          --          --

Fred E. Whaley (5)      200,000       10.3%       $2.00      $4.88      3/24/2002     621,025     888,408
                        200,000       10.3%       $4.88                 3/24/2002      45,025     312,408
                         50,000        2.6%        (3)                  3/24/2002         (4)        (4)
                         50,000        2.6%        (3)                  3/24/2002         (4)        (4)


-----------------------

(1) Gains are reported net of the option exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table will not necessarily be achieved.

(2) If greater than exercise price.

(3) At public offering price if a public offering is completed.

(4) Not capable of determination.

(5) The Company has asserted in litigation with Mr. Whaley that these grants have been rescinded.

AGGREGATE OPTION EXERCISES AND DECEMBER 31, 1997 OPTION VALUES

     The following table sets forth information concerning stock options exercised by the Named Executive Officers in 1997 and the value of unexercised stock options at December 31, 1997 for the Named Executive Officers.

                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    SHARES                      UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                    ACQUIRED ON   VALUE         OPTIONS AT DEC. 31,1997     AT DECEMBER 31, 1997
       NAME         EXERCISE (#)  REALIZED (#)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
       ----         ------------  ------------  -------------------------   -------------------------

Robert J. Abrahams        --             --                210,000 / O               420,000 / O
                                                            12,500 / O                25,000 / O

Gary R. Smith          200,000     $800,000                100,000 / O                     0 / O

Ronald W. Anderson      20,000     $ 80,000                 30,000 / O                     0 / O
                                                            25,000 / O                     0 / O
                                                            12,025 / O                24,050 / O

Joseph E. Mohr            --             --                 35,000 / O                70,000 / O
                                                            30,000 / O                     0 / O
                                                            12,025 / O                     0 / O

Joseph A. Alvarez         --             --                 80,000 / O               160,000 / O
                                                            25,000 / O                     0 / O

Ralph H. Eckler           --             --                       --

Fred E. Whaley (1)        --             --                200,000 / O               400,000 / O
                                                           200,000 / O                     0 / O
                                                            O / 50,000               O / 200,000
                                                            O / 50,000               O / 200,000

------------------------

(1) The Company has asserted in litigation with Mr. Whaley that these grants have been rescinded.


STOCK OPTION PLANS

     OPTIONS GRANTED IN 1997. The Company, then known as Eckler Industries, Inc. (for the time period prior to the Merger, "Eckler") and engaged in the manufacture and sale of Corvette parts and accessories, was established in its current form in January of 1997 by a merger (the "Merger") of Eckler with Smart Choice Holdings, Inc. ("SCHI") and various companies involved in the sale and financing of new and used cars. In 1997, stock options were granted by the Company to executive officers, directors and employees of the Company that have generally had five year terms, vested from immediately to over three years, and were exercisable at the market price of the Common Stock on the date of grant. In addition, four trusts (the "Trusts") were established in January 1997 in connection with the Merger by Gerald C. Parker and Thomas E. Conlan with an aggregate of 1,420,000 shares of Common Stock for the purpose of granting stock options as compensation to executive officers and employees of the Company. Mr. Parker is a Director and principal shareholder of the Company; Mr. Conlan is a principal shareholder of and consultant to the Company; and both of them were founders of SCHI. Gary R. Smith, President and Chief Executive Officer of the Company, and Gerald C. Parker are the trustees of the Trusts and determine the recipients of and the terms of options granted by the Trusts. Options granted by the Trusts have generally had five year terms, vested from immediately to over three years, and were exercisable at below the market price of the Common Stock on the date of grant. At December 31, 1997 options granted by the Trusts were outstanding to purchase a total of 1,100,000 shares of Common Stock.

     ECKLER PLANS. In 1995, Eckler established a Combined Qualified and Non-Qualified Employee Stock Option Plan (the "Combined Plan") and a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") (collectively the "Eckler Plans"). Under the Combined Plan, "incentive options" under Section 422 of the Internal Revenue Code may be granted. The Board of Directors of the Company has the power to grant options under the Eckler Plans. Since the Merger, the Company has not granted any options under either Eckler Plan, and no current executive officer of the Company holds options from either Eckler Plan.

     At December 31, 1997 options to purchase 140,000 shares and 35,000 shares of Common Stock, respectively, were outstanding under the Combined Plan and the Non-Qualified Plan. A total of 475,000 shares and 35,000 shares of Common Stock, respectively, may be granted under the Combined Plan and the Non-Qualified Plan.

RETIREMENT AND SAVINGS PLAN

     The Company has a Retirement and Savings Plan (the "401(k) Plan") for the benefit of eligible employees. Pursuant to the 401(k) Plan, employees may elect to contribute a portion of their salaries to the 401(k) Plan subject to certain limits. The 401(k) Plan permits, but does not require, additional matching contributions and profit sharing contributions to the 401(k) Plan by the Company on behalf of all eligible participants of the Plan. The Company's contributions vest over seven years. During 1997 the Company did not make any contribution to the 401(k) Plan for its employees.

EMPLOYMENT AGREEMENTS; CONSULTING AGREEMENT

     In 1997, the Company entered into employment agreements with Messrs. Abrahams, Smith, Alvarez, Anderson and Mohr providing for initial base salaries of $120,000, $250,000, $150,000, $150,000 and $150,000, respectively. The initial term of Mr. Smith's contract is five years and the others are for three. Each of the employment contracts is renewable, unless notice of termination is given prior to the renewal period. The salary for each executive is subject to annual review, and each executive is to be provided an automobile allowance ranging from $500 to $700, monthly. In addition, the employment contracts provide for continuation of the executive's base salary and benefits for the remainder of the contract period if the employee is terminated without cause prior to the expiration of the contract. The contracts also contain confidentiality and non-compete covenants.

     Under an agreement between the Company and Ralph Eckler dated September 30, 1997, Mr. Eckler's employment agreement was terminated, and he was retained as a consultant for five years for $20,000 per year, all of which was paid in advance in October 1997. Under the agreement, Mr. Eckler was granted a five year option to purchase 100,000 shares of Common Stock exercisable at $6.50 per share. Further, the exercise price of a previously granted option for 50,000 shares was changed to $6.50 per share from $10.00 per share. The agreement also provides Mr. Eckler with certain registration rights for the above-referenced options in addition to 200,000 shares he beneficially owns. The agreement also provides Mr. Eckler with health insurance, the transfer of his Company vehicle to him and a right of first refusal on the sale of the Company's Corvette parts business.

DIRECTOR COMPENSATION

     The Company compensates its directors who are not employees by granting them options to purchase shares of the Company's Common Stock. In 1997, the non-employee directors were each granted five-year options for 12,500 shares of Common Stock exercisable at $5.50 per share. The non-employee directors are reimbursed their travel expenses to attend meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors during 1997 determined compensation matters during 1997. No executive officer of the Company served as a member of the compensation committee or Board of Directors of another entity which had an executive officer who served on the Company's Board of Directors or compensation committee during the fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company,
(ii) the Named Executive Officers, (iii) all directors and executive officers of the Company as a group, and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of the Company's voting securities as of April 27, 1998. The Company believes that except as otherwise noted, each person named has sole investment and voting power with respect to the shares of Common Stock indicated as beneficially owned by such person.

                                           SHARES
                                      BENEFICIALLY
     NAME OF BENEFICIAL OWNER          OWNED(1)(2)      PERCENTAGE OF CLASS(2)
--------------------------------      ------------      ----------------------

EXECUTIVE OFFICERS AND DIRECTORS
--------------------------------

Robert J. Abrahams (3)                     242,500               1.9%

Gary R. Smith (4)                        1,769,647              12.6%

Ronald W. Anderson (5)                      87,025                 *

Joseph E. Mohr (6)                          77,025                 *

Joseph A. Alvarez (7)                      105,000                 *

Robert J. Downing (8)                       70,000                 *

David E. Bumgardner (9)                    314,214               2.5%

Jeffrey Congdon (10)                        12,500                 *

Craig Macnab (11)                           42,000                 *

Gerald C. Parker (12)                    2,256,566              15.9%

Donald A. Wojnowski, Jr. (13)               72,500                 *

Joseph Yossifon (14)                        65,000                 *

All executive officers and directors     6,673,533              52.37%
as a group (12 persons)

FORMER EXECUTIVE OFFICERS
-------------------------

Ralph H. Eckler (15)                     1,693,000               12.8%

Fred E. Whaley (16)                        415,000                3.2%

CERTAIN SHAREHOLDERS (17)
-------------------------

Thomas E. Conlan (18)                    1,457,389               11.2%

Sirrom Capital Corporation (19)          1,787,012               12.3%
---------------------------
*Less than 1%.

(1) For purposes of caLculating beneficial ownership percentages, 12,743,581 shares of Common Stock were deemed outstanding.

(2) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights which are currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants, or rights but are not deemed outstanding for computing the percentage of any other person.

(3) The shares shown represent (i) 20,000 shares owned directly; and (ii) 222,500 shares underlying presently exercisable rights to acquire Common Stock.

(4) The shares shown represent (i) 488,814 shares owned directly; (ii) 1,180,833 shares held by the Conlan Smart Choice Finance Trust, the Conlan Smart Choice Management Trust, the Parker Smart Choice Finance Trust, and the Parker Smart Choice Management Trust (the "Trusts"), of which Mr. Smith and Gerald C. Parker are co-trustees and as to the assets of which they share voting and investment power; and (iii) 100,000 shares underlying presently exercisable rights to acquire Common Stock.

(5) The shares shown represent (i) 20,000 shares owned directly; and (ii) 67,025 shares underlying presently exercisable rights to acquire Common Stock.

(6) The shares shown underlie presently exercisable rights to acquire Common Stock.

(7) The shares shown underlie presently exercisable rights to acquire Common Stock.

(8) Represents shares that underlie presently exercisable rights to acquire Common Stock.

(9) The shares shown represent (i) 289,214 shares owned directly; and (ii) 25,000 shares underlying presently exercisable rights to acquire Common Stock.

(10) The shares shown underlie presently exercisable rights to acquire Common Stock.

(11) The shares shown represent (i) 17,000 shares owned directly; and (ii) 25,000 shares underlying presently exercisable rights to acquire Common Stock. Mr. Macnab is an affiliate of Sirrom Capital Corporation, which is a creditor and principal shareholder of the Company.

(12) The shares shown represent (i) 770,733 shares owned directly; (ii) 100,000 shares underlying presently exercisable rights to acquire Common Stock;
     (iii) 1,180,833 shares held by the Trusts, of which Gary R. Smith and Mr. Parker are co-trustees and as to the assets of which they share voting and investment power; (iv) 200,000 shares underlying a presently exercisable option which Mr. Parker holds jointly with Thomas E. Conlan and Ralph H.
     Eckler; and (v) 5,000 shares held in a trust of which Mr. Parker is a co-trustee with Thomas E. Conlan.

(13) The shares shown represent (i) 27,500 shares owned directly; and (ii) 45,000 shares underlying presently exercisable rights to acquire Common Stock.

(14) The shares shown represent (i) 20,000 shares owned directly; and (ii) 45,000 shares underlying presently exercisable rights to acquire Common Stock.

(15) The shares shown represent (i) 1,183,000 shares owned directly, (ii) 310,000 shares underlying presently exercisable rights to acquire Common Stock; and (iii) 200,000 shares underlying a presently exercisable option which Mr. Eckler holds jointly with Thomas E. Conlan and Gerald C. Parker.

(16) The shares shown represent (i) 15,000 shares owned directly; and (ii) 400,000 shares underlying presently exercisable rights to acquire Common Stock.

(17) These shareholders, together with Gary R. Smith and Gerald C. Parker beneficially own 5% or more of the outstanding Common Stock.

(18) The shares shown represent (i) 1,177,389 shares owned directly; (ii) 200,000 shares underlying a presently exercisable option which Mr. Conlan holds jointly with Gerald C. Parker and Ralph H. Eckler; (iii) 75,000 shares underlying presently exercisable rights to acquire Common Stock; and
     (iv) 5,000 shares held in a trust of which Mr. Conlan is a co-trustee with Gerald C. Parker. Thomas E. Conlan's address is 303 E. 7th Avenue, Windemere, Florida 34786.

(19) These shares shown represent shares underlying presently exercisable rights to acquire Common Stock. The address of Sirrom Capital Corporation is 500 Church Street, Suite 200, Nashville, Tennessee 37219.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     With respect to the information in this Item, Gary R. Smith is the President, Chief Executive Officer and director of the Company. Gerald C. Parker is a director of the Company. In 1997, Ralph H. Eckler was President, Chief Executive Officer, and a director of the Company. Thomas E. Conlan and Messrs. Smith, Parker and Eckler are each a beneficial owner of more than 5% of the Company's outstanding Common Stock.

     On January 28, 1997, the Company acquired all the issued and outstanding common stock of SCHI through a merger of SCHI into an acquisition subsidiary (the "Merger"), in which 6.5 million shares of the Common Stock were issued to shareholders of SCHI, on a one share for one share exchange ratio. SCHI was, at the time of the Merger, a holding company that had as its primary assets, a used car dealership with two locations, an automobile finance company, two dealership consulting businesses, and the rights to acquire other new and used car dealerships and their related finance companies. Thomas E. Conlan, Gerald C. Parker, Ralph H. Eckler and Gary R. Smith were stockholders, officers and/or directors of SCHI prior to the Merger. In the Merger, each of them received the following:

          Thomas E. Conlan was a founder, officer and director of SCHI. In the Merger, Mr. Conlan received 1,177,389 shares of Company Common Stock in exchange for his shares of SCHI stock. In addition, Mr. Conlan is the beneficiary of two trusts, the Conlan Smart Choice Management Trust and the Conlan Smart Choice Finance Trust (the "Conlan Trusts"). In the Merger, these trusts received an additional 445,000 and 265,000 shares of Company Common Stock, respectively, in exchange for the SCHI stock held thereby. Messrs. Smith and Parker are the trustees of the Conlan Trusts; however, Mr. Conlan has the sole right to receive any proceeds of the sale of the Company Common Stock held by the Conlan Trusts. The Conlan Trusts may, at the option of the trustees and based upon the first to occur of the satisfaction of the purposes of the trusts or February 15, 2007, cause shares of Company Common Stock held by the trusts to be purchased by the Company. In the case of the Finance Trust, the purchase price per share is generally $2.00. In the case of the Management Trust, the purchase price will be an average of the market price for the Common Stock for the 20 days immediately preceding the date of the trustees' notice regarding such purchase by the Company.

          Gerald C. Parker was a founder and director of SCHI. In the Merger, Mr. Parker received 1,177,390 shares of Company Common Stock in exchange for his shares of SCHI stock. In addition, Mr. Parker is the beneficiary of two trusts, the Parker Smart Choice Management Trust and the Parker Smart Choice Finance Trust (the "Parker Trusts"). In the Merger, these trusts received 445,000 and 265,000 shares of Company Common Stock, respectively, in exchange for the SCHI stock held thereby. Messrs. Smith and Parker are the trustees of the Parker Trusts; however, Mr. Parker has the sole right to receive any proceeds of the sale of the Company Common Stock held by the Parker Trusts. The Parker Trusts may, at the option of the trustees and based upon whether the first to occur of the satisfaction of the purposes of the trusts or February 15, 2007, cause shares of Company Common Stock held by such trusts to be purchased by the Company. In the case of the Finance Trust, the purchase price per share is generally $2.00. In the case of the Management Trust, the purchase price will be an average of the market price for the Common Stock for the 20 days immediately preceding the date of the trustees' notice regarding such purchase by the Company.

          Ralph H. Eckler was a director and the President and Chief Executive Officer of the Company prior to the Merger. At the time of the Merger Mr. Eckler owned 160,000 shares of SCHI stock, in exchange for which he received 160,000 shares of Company Common Stock. Additionally, and as part of the terms and conditions of the Merger agreement, Mr. Eckler agreed to surrender his rights under his then current employment agreement and the right to receive up to 670,000 options to purchase Company Common Stock in exchange for a new employment agreement, options to purchase 150,000 shares of Company Common Stock and certain registration rights with respect to 200,000 shares of Company Common Stock. The options are exercisable at $8.75 per share for 100,000 shares and $6.50 per share for 50,000 shares.

          Gary R. Smith was the former president, a director and the sole shareholder of Florida Finance Group, Inc. ("FFG"), Suncoast Auto Brokers, Inc. ("SAB") and Suncoast Auto Brokers Enterprises, Inc. ("SABE") (collectively the "Smith Companies"). Mr. Smith sold substantially all the assets of SAB and SABE and all the issued and outstanding stock of FFG to SCHI prior to the Merger in exchange for a promissory note in the principal amount of $1,031,008.36 and 285,714 shares of SCHI common stock. At the time of the Merger, Mr. Smith's shares of SCHI common stock were exchanged for an equal number of shares of Company Common Stock. As a result of the Merger, Mr. Smith also became the President and Chief Executive Officer of the Company and a member of the Company's Board of Directors. SCHI, after the Merger a wholly-owned subsidiary of the Company, continues to be the obligor on such note. Mr. Smith may convert the promissory note into Company Common Stock at the rate of one share for each $8.75 of principal plus accrued interest outstanding.

     Gary R. Smith leases the Company real property in Pinellas Park, Florida on which the Company operates a used car dealership. The lease term expires in 1999 and has three one-year renewals. The monthly rental for the property is $3,500 plus taxes.

     David Bumgardner, a director of the Company, owned all the stock of Two Two Five North Military Corp. ("225") and Palm Beach Finance and Mortgage Company ("PBF") (the "Bumgardner Companies"). The Bumgardner Companies consisted of an automobile dealership and a related finance company. Prior to the Merger, Mr. Bumgardner had agreed to sell the Bumgardner Companies to SCHI. On February 14, 1997 the Company acquired substantially all the assets of the Bumgardner Companies in exchange for (i) a 9% convertible debenture in the principal amount of $467,601 (ii) a 9% convertible debenture in the principal amount of $800,000 secured by inventory; and (iii) 285,714 shares of Company Common Stock. Mr. Bumgardner's debentures are convertible into Company Common Stock at $8.75 per share, on the closing of a public offering of Common Stock by the Company. In connection with the acquisition of the Bumgardner Companies, Mr. Bumgardner was appointed to the Board of Directors of the Company. In addition, Mr. Bumgardner leases the Company real property in West Palm Beach, Florida on which the Company operates a used car dealership. The lease term expires in 2002 and has two five-year renewals. The monthly rental for the property is $12,000 plus taxes.

     Sirrom Capital Corporation ("Sirrom") is the beneficial owner of in excess of 5% of the Company's outstanding Common Stock. In 1997, Sirrom loaned the Company $7.5 million pursuant to two convertible promissory notes (the "Sirrom Notes") that bear interest at 12% per annum. One of the Sirrom Notes has a principal amount of $3.5 million, matures on March 12, 1999, and is convertible into Common Stock at $3.67 per share, subject to adjustment. The other Sirrom Note has a principal amount of $4.0 million, matures on May 12, 2002, and is convertible into Common Stock at $7.50 per share, subject to adjustment. In connection with these financings, Sirrom was also granted options (the "Sirrom Options") to purchase Common Stock from the Conlan Smart Choice Finance Trust and the Parker Smart Choice Finance Trust at $3.00 per share and received registration rights for shares of Common Stock issued on conversion of the Sirrom Notes and exercise of the Sirrom Options. Craig Macnab, a Vice President of Sirrom became a member of the Board of Directors of the Company on March 21, 1997.

     On September 30, 1997, the Company entered into a Settlement Agreement and Release (the "Release Agreement") with Ralph H. Eckler. The Release Agreement terminated, by mutual consent, Mr. Eckler's employment agreement and also effected Mr. Eckler's resignation from the Company's Board of Directors. The Release Agreement retains Mr. Eckler as a consultant to the Company for a period of five years for an aggregate payment of $100,000 which was paid in advance. In addition, Mr. Eckler has been granted a right of first refusal with respect to the purchase of Eckler Industries, Inc. (the wholly owned subsidiary of the Company consisting of the Company's Corvette parts manufacturing and retail business) for a period of five years. The Company also (i) conveyed to Mr. Eckler an automobile (having a book value of $14,069) that was currently being supplied for his use, (ii) granted him options to purchase 100,000 shares of Company Common Stock at the price of $6.50 per share, (iii) reset the conversion price of options to purchase 50,000 shares of Company Common Stock held by Mr. Eckler from $10 per share to $6.50 per share, and (iv) granted to Mr. Eckler certain registration rights.

     Pursuant to Ralph H. Eckler's former employment agreement, the Company was obligated to pay Mr. Eckler an annual fee equal to two percent of the outstanding balance of all Company loans guaranteed by Mr. Eckler. During 1997, Mr. Eckler was paid $38,459 in such fees. On November 4, 1997, the loan was refinanced, and Mr. Eckler was released as a guarantor on November 4, 1997.

     During 1997, the Company paid $103,750 to Greyhouse Services Corporation ("Greyhouse") pursuant to a consulting agreement which was terminated in 1997. Gerald C. Parker and Thomas E. Conlan own 100% of Greyhouse. In March 1997, the Company issued to each of Messrs. Conlan and Parker an option to purchase 75,000 shares of Common Stock exercisable at the then market price of $4.81 per share in satisfaction of outstanding consulting fees owed Greyhouse of approximately $105,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1998.

                             SMART CHOICE AUTOMOTIVE GROUP, INC.


                             By:  /s/ Joseph E. Mohr
                             -----------------------
                                  Joseph E. Mohr
                                  Chief Financial Officer