Form 10-K/A
period 1997-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-05-01
CIK 949091

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

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

         NAME              AGE                     POSITION AND OFFICE

Robert J. Abrahams         71          Chairman of the Board and Director
Gary R. Smith              46          President, Chief Executive Officer, and
                                       Director
Ronald W. Anderson         50          Executive Vice President and Chief
                                       Operating Officer
Joseph E. Mohr             32          Executive Vice President and Chief
                                       Financial Officer
Joseph A. Alvarez          42          Executive Vice President
Robert J. Downing          40          Senior Vice President and Chief Legal
                                       Officer
David E. Bumgardner        60          Director
Jeffrey D. Congdon         54          Director
Craig Macnab               41          Director
Gerald C. Parker           55          Director
Donald A. Wojnowski, Jr.   37          Director
Joseph Yossifon            50          Director


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

     Joseph E. Mohr joined the Company as its Senior Vice President and Chief Financial Officer in 1997 and was promoted to Executive Vice President in 1998. From 1994 through 1997, Mr. Mohr was a management consultant with Gemini Consulting, and from 1991 through 1994 he was a Senior Business Operations Specialist with Heller Financial Corporation. Mr. Mohr has practiced accounting with Arthur Anderson & Co. and has a MBA degree from the University of Chicago.

     Joseph A. Alvarez has served as Executive Vice President of the Company since 1997, in which capacity, he is in charge of the automobile sales activities of the Company. Prior to joining the Company, Mr. Alvarez was general manager of the following factory franchised new car dealerships: Lokey Automobile Group (1996-1997); Carlisle Motors (1994-1996); and Dimmitt Cadillac (1988-1994).

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

                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                    SHARES                      UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                    ACQUIRED ON   VALUE         OPTIONS AT DEC. 31,1997     AT DECEMBER 31, 1997
       NAME         EXERCISE (#)  REALIZED (#)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
       ----         ------------  ------------  -------------------------   -------------------------

Robert J. Abrahams        --             --                210,000 / O               420,000 / O
                                                            12,500 / O                25,000 / O

Gary R. Smith          200,000     $800,000                100,000 / O                     0 / O

Ronald W. Anderson      20,000     $ 80,000                 30,000 / O                     0 / O
                                                            25,000 / O                     0 / O
                                                            12,025 / O                24,050 / O

Joseph E. Mohr            --             --                 35,000 / O                70,000 / O
                                                            30,000 / O                     0 / O
                                                            12,025 / O                     0 / O

Joseph A. Alvarez         --             --                 80,000 / O               160,000 / O
                                                            25,000 / O                     0 / O

Ralph H. Eckler           --             --                       --

Fred E. Whaley (1)        --             --                200,000 / O               400,000 / O
                                                           200,000 / O                     0 / O
                                                            O / 50,000                     O / O
                                                            O / 50,000                     O / O

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

(16) The shares shown represent (i) 15,000 shares owned directly; and (ii) 400,000 shares underlying presently exercisable options to acquire Common Stock. The Company has asserted in litigation with Mr. Whaley that these option grants have been rescinded.

(17) Each of these shareholders, together with Gary R. Smith, Ralph H. Eckler, and Gerald C. Parker beneficially own 5% or more of the outstanding Common Stock.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 1998.

                             SMART CHOICE AUTOMOTIVE GROUP, INC.


                             By:
                             -----------------------
                                  Joseph E. Mohr
                                  Chief Financial Officer