Form 10-Q
period 1998-03-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-05-15
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      March 31, 1998
                                         --------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________  to ___________________

         Commission file number    1-14082
                                   --------

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                            59-1469577
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

              5200 S. Washington Avenue, Titusville, Florida 32780
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (407) 269-9680
              (Registrant's telephone number, including area code)

                              _____________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     As of May 12, 1998, 12,743,580 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


                                                                                               PAGE
PART I  -  FINANCIAL STATEMENTS

         Item 1.  Financial Statements.                                                          2

                  Condensed Consolidated Balance sheets       -                                  3
                  March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations  -                             5
                  Three Months Ended March 31, 1998 and March 31, 1997

                  Condensed Consolidated Statements of Cash Flow  -                              6
                  Three Months ended March 31, 1998 and March 31, 1997

                  Notes to Condensed Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of Financial Condition and                9
                  Results of Operations

Part II  OTHER INFORMATION                                                                       15

         Item 2.  Changes in Securities                                                          15

         Item 6.  Exhibits and Reports on Form 8-K                                               16


                                     PART I

                      SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL STATEMENTS

         Item 1.  Financial Statements.




                                                                                     SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                   Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------------------------

                                                                  As of March 31, 1998     As of December 31, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)                   (Audited)
 Assets
   Cash and cash equivalents                                      $     2,394,391              $   1,066,949
   Accounts receivable                                                  3,164,705                  1,773,124
   Finance receivables
     Principal balances, net                                           51,146,019                 39,109,368
     Less: allowance for credit losses                                 (8,493,306)                (6,857,265)
-------------------------------------------------------------------------------------------------------------------------
                                                                       42,652,713                 32,252,103
   Inventories, at cost                                                17,429,409                 15,516,084
   Land held for resale                                                 1,064,205                  1,050,000
   Property and equipment, net                                          9,126,667                  9,214,207
   Notes receivable                                                        23,140                     46,280
   Deferred tax asset                                                       1,000                         --
   Dferred debt costs                                                    949,330                    426,823
   Goodwill                                                            25,401,022                 25,562,162
   Prepaid expenses                                                     1,530,471                  1,008,229
   Deposits                                                               178,237                    170,305
   Other assets                                                           977,477                     43,681
  -------------------------------------------------------------------------------------------------------------------------

                                                                  $   104,892,766             $   89,104,991
  -----------------------------------------------------------------------------------------------------------------------
                       See accompanying notes to condensed consolidated financial statements




                                                                        SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                      Condensed Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------

                                                           As of March 31, 1998    As of  December 31, 1997
------------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)           (Audited)
 Liabilities and Stockholders' Equity
   Liabilities:
     Accounts payable                                        $       6,793,434       $    5,259,903
     Accrued expenses                                                4,152,209            4,633,841
     Deferred income                                                    92,861                   --
     Floorplan payable                                               9,413,944            8,287,092
     Capital lease obligations                                         869,268              940,280
     Notes payable                                                  71,720,664           60,427,058
     Deferred income taxes                                               2,042                   --
     Convertible debt                                                  340,000                   --
     Other liabilities                                                      --               94,913
----------------------------------------------------------------------------------------------------
   Total liabilities                                                93,384,422           79,643,087
----------------------------------------------------------------------------------------------------

     Redeemable convertible preferred
       stock                                                         1,491,834            4,941,834

   Stockholders' equity:
     Common stock                                                      122,595               97,340
     Additional paid in capital                                     27,913,049           24,108,456
     Accumulated deficit                                           (18,019,934)         (19,685,726)

-----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                       10,016,510             4,520,070
-----------------------------------------------------------------------------------------------------

                                                              $    104,892,766       $    89,104,991
----------------------------------------------------------------------------------------------------
                       See accompanying notes to condensed consolidated financial statements




                                                                          SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              Condensed Consolidated Statements of Operations
                                                                                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended          Three Months Ended
                                                                   March 31, 1998              March 31, 1997
--------------------------------------------------------------------------------------------------------------
 Vehicle and Related Revenues:
    Sales of new vehicles                                              $8,123,424                          --
    Sales of used vehicles                                             21,845,559                   4,785,077
    Income on finance receivables                                       4,146,215                     522,939
    Income from insurance and training                                    180,222                     262,280
    Income from parts and accessories                                   4,364,037                   2,498,753
--------------------------------------------------------------------------------------------------------------
                                                                       38,659,457                   8,069,049
--------------------------------------------------------------------------------------------------------------

 Cost of Vehicle and Vehicle Related Revenues:
    Cost of new vehicles sold                                           7,187,085                          --
    Cost of used vehicles sold                                         15,088,274                   3,390,292
    Provision for credit losses                                         2,904,128                   1,049,680
    Cost of insurance and training                                         30,757                      13,565
    Cost of parts and accessories sold                                  2,796,891                   1,561,922
--------------------------------------------------------------------------------------------------------------
                                                                       28,007,135                   6,015,459
--------------------------------------------------------------------------------------------------------------
 Net revenues from vehicle sales and vehicle
    related activities                                                 10,652,322                   2,053,590
--------------------------------------------------------------------------------------------------------------
 Expenses:
   Operating expenses                                                   7,979,811                   5,081,660
   Compensation expense related to employee stock options                     --                    3,125,877
--------------------------------------------------------------------------------------------------------------
                                                                        7,979,811                   8,207,537
--------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                          2,672,511                  (6,153,947)
---------------------------------------------------------------------------------------------------------------
 Other expense (income):
    Interest expense                                                    1,909,671                     692,617
    Other income                                                         (919,413)                     (9,173)
    Miscellaneous expense                                                  15,661                      64,944
--------------------------------------------------------------------------------------------------------------
                                                                          510,705                     748,388
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $    1,666,592              $   (6,902,335)
--------------------------------------------------------------------------------------------------------------
Preferred Stock dividends                                          $       77,875                          --
Net income available to common stock holders                       $    1,588,717              $   (6,902,335)
--------------------------------------------------------------------------------------------------------------
Net income (loss) per share
--------------------------------------------------------------------------------------------------------------
  -  Primary                                                       $        0 .15              $        (0.87)
--------------------------------------------------------------------------------------------------------------
  -  Fully diluted                                                           0.14
--------------------------------------------------------------------------------------------------------------
Weighted Average Number of Shares
    and Share Equivalents Outstanding:
  -  Primary                                                           10,380,260                   7,853,134
  -  Fully diluted                                                     11,226,758

                       See accompanying notes to condensed consolidated financial statements



                                                                                      SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                          Condensed Consolidated Statements of Cash Flows
                                                                                                              (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended      Three Months Ended
                                                                                   March 31, 1998          March 31, 1997
--------------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities:
   Net income/ (loss)                                                                $  1,666,592          $   (6,902,335)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Provision for credit losses                                                       2,904,128                 681,435
      Common stock and options issued for consulting fees                                      --                 150,000
      Loss on disposal of fixed assets                                                         --                   1,151
      Stock option compensation                                                                --               3,125,877
      Depreciation and amortization                                                       634,995                 245,530
      Recoupment of expenses                                                             (165,967)                    --
      Cash provided by (used for):
         Accounts receivable                                                           (2,513,545)                (70,894)
         Inventory                                                                     (1,913,325)               (422,499)
         Prepaid expenses                                                                (522,242)                (18,974)
         Other assets                                                                          --                  (1,453)
         Accounts payable                                                               1,537,063                 964,984
         Accrued expenses                                                                (481,632)                950,891
         Deferred income                                                                   (1,010)                 20,772
         Other liabilities                                                                     --               1,657,444
         Customer deposits                                                                     --                (116,099)
         Floorplan payable                                                              1,126,852                 224,876
---------------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                              2,271,909                 470,706
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Increase in finance receivables                                                   (12,329,624)            (1,153,486)
    Cash for acquisitions, net of cash acquired                                                --             (2,797,310)
    Issuance of notes receivable                                                               --               (565,896)
    Increase in deposits                                                                   (7,932)              (477,300)
    Increase in other assets                                                              (41,210)                    --
    Increase in deferred acquisition costs                                                     --                (15,400)
    Payment of notes receivable                                                           23, 140                     --
    Purchase of property and equipment                                                   (181,034)               (56,379)
    Decrease in other assets                                                                   --                 40,435
    Purchase of land                                                                      (14,205)                    --
---------------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (12,550,935)           (5,025,336)
---------------------------------------------------------------------------------------------------------------------------

                                              Continued on next page





                                                                                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                           Condensed Consolidated Statements of Cash Flows
                                                                                                               (Unaudited)
                                                                                                               (Continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended        Three Months Ended
                                                                                  March 31, 1998            March 31, 1997
---------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Principal payments on notes payable                                             $   (874,242)            $  (1,835,310)
    Proceeds from issuance of Sirrom debt                                                     --                 3,500,000
    Proceeds from issuance of notes payable                                            3,000,000                 3,996,722
    Increase in deferred debt costs                                                           --                  (256,494)
    Increase (decrease) in senior secured debt  payable                                9,500,000                        --
    Proceeds from issuance of preferred stock                                                 --                   590,000
    Proceeds from issuance of convertible debentures                                          --                   300,000
    Bank overdraft                                                                            --                   (82,884)
    Payments on capital lease obligations                                                (19,289)                      --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             11,606,469                 6,212,034
---------------------------------------------------------------------------------------------------------------------------
 Net increase / (decrease) in cash and cash equivalents                                1,327,438                 1,657,404

 Cash and cash equivalents at beginning of period                                      1,066,949                         0
---------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                         $  2,394,391               $ 1,657,404
---------------------------------------------------------------------------------------------------------------------------
                       See accompanying notes to condensed consolidated financial statements


                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                           Notes to Condensed Consolidated  Financial Statements
                                                                     (Unaudited)

===============================================================================

Note 1  -  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Finance Receivables

     The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of March 31, 1998:

                                                        March 31, 1998
                                                        --------------

         Contractually scheduled payments               $50,439,275
         Less: allowance for credit losses               (8,493,306)
                                                         ----------
         Principal balances, net                        $41,945,969
                                                        ===========


Note 3 - Presentation of Dealership Revenues and Cost of Revenues

Revenues from Company dealership operations consist of Sales of New Cars, Sales of Used Cars, Income on Finance Receiveables, Income from Insurance and Training, and Income from Parts and Accessories. Cost of Revenues include cost of New Cars Sold, Cost of Used Cars Sold, the Provision for Credit Losses, Costs of Insurance and Training Income and Cost of Parts and Accessories Sold.

The prices at which the Company sells its cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, some of whom ultimately default. The Provision for Credit Losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the finance receivables originated at Company dealerships as well as a cost of the sales of the cars themselves.

Note 4 - Common Stock Equivalents

Net earnings per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding as reflected on
Exhibit 11 to this Quarterly Report on Form 10-Q.

Item No.  2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.

     The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included in Item 1.

Forward Looking Statements

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-Q, and in the notes to the Company's condensed consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

Introduction

     The Eckler Merger. In January 1997, the Company, then named Eckler Industries, Inc., which had completed an initial public offering in 1995 and had been exclusively in the Corvette parts and accessories business, merged (the "Eckler Merger") with Smart Choice Holdings, Inc. ("SCHI"), which was acquiring various automobile sales and finance companies. In the Eckler Merger, SCHI was the surviving corporation of a merger with an acquisition subsidiary of Eckler Industries, Inc., and SCHI is presently a wholly owned subsidiary of the Company. After the Eckler Merger, the Company's name was changed to Smart Choice Automotive Group, Inc.

     In the Eckler Merger shareholders of SCHI were issued Common Stock having a majority of the voting rights of the Company. Therefore, the Eckler Merger was accounted for as a purchase of Eckler Industries, Inc. by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes). Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI, which was incorporated on June 21, 1996, and was a development stage company prior to the Eckler Merger.

     Comparability. From the date of the Eckler Merger and thereafter, the Company acquired various automobile sales and finance companies. The Company recorded the acquisition of each of these companies as purchases, and their assets were recorded at their estimated fair values and their results of operations have been included in the consolidated financial statements of the Company since their respective dates of acquisition. Thus, the Company's results of operations for the three months ended March 31, 1997 do not include the results of operations for the companies acquired on or about the date of the Eckler Merger for the entire period. In addition, the Company acquired various other businesses in 1997, the results of operations of which are reflected in the results of operations for the first quarter of 1998 but not those of the first quarter of 1997. This factor should be taken into account when comparing the March 31, 1998 financial statements to the March 31, 1997 financial statements.

     Presentation of Dealership Revenues and Costs and Expenses. Revenues from new car dealerships include sales of new and used vehicles, as well as revenues from repairs and finance and insurance commissions. Revenues from used car dealership operations consist of sales of used cars and income on Finance Receivables. Costs and expenses of used and new car dealership operations is comprised of the cost of vehicles and other products sold and the provision for credit losses on Finance Receivables. The prices at which the Company sells its used cars at its used car dealerships and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the Finance Contracts originated at the Company's First Choice dealerships, as well as the cost of the sales of the vehicles themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profits in the Statement of Operations calculated as sales of used cars less cost of used cars sold.

     Operational Changes. Management undertook a comprehensive restructuring of the Company beginning in late 1997 with the expectation of better meeting future operational and liquidity needs. Some of the results of that restructuring are reflected in the three months ended March 31, 1998. Some components of the restructuring include the following:

     Management determined to emphasize used car operations, which tend to have higher gross margins than new car sales. Acquisition plans for new car dealerships were curtailed in early December 1997. Management concentrated on achieving operational efficiencies at the 22 used car dealerships that the Company had acquired or opened during 1997.

     Management took one-time charges in the fourth quarter of 1997 relating to acquisition expenses and severance payments.

     Staff was reduced by 15% in November and December of 1997.

     Overhead expenses were reduced over $2 million during late November and December, 1997 and January, 1998.

     A new Chief Financial Officer was retained in September, a new Vice President of Finance was employed in November, and a significant portion of the accounting staff was replaced.

     A Company-wide budget was prepared and implemented.

     "Flash  reports"  were  developed  for the  Company's  divisions  beginning
     January 15, 1998. These flash reports are used to monitor business operations and results on a regular basis.

     In late 1997, the Company completed a "static pool" analysis that established a benchmark for analysis of the quality of the Company's Finance Receivable portfolio. The static pool indicated that the actual losses (12 %) on the portfolio were substantially less than loss reserves ( 17 %).

     The Company's finance subsidiary expanded its loan portfolio to $72.2 million while establishing and maintaining underwriting procedures that have resulted in 93.7% of the Finance Contracts being current (30 days or fewer past due).

     Eckler Industries, Inc. ("Eckler") was restructured to focus on greater customer service. Inventory carrying costs were reduced by negotiating with vendors. "Drop ship" delivery is being utilized. As the mail order business constitutes over 93% Eckler's revenue, two mail order catalogs are now used, instead of one per year as in the past.

     Management also undertook a restructuring of debt obligations in late 1997 and the first quarter of 1998 in order to better meet its foreseeable liquidity needs. The debt restructuring included expanded financings for key areas of the business as well as negotiating conversions of some debt instruments into equity and refinancing obligations with maturities in 1998. See "Liquidity and Capital Resources."

Results of Operations

     Revenues. The Company experienced nearly a four-fold increase in revenues for the three months ended March 31, 1998 compared to the same period in 1997. The 1997 revenues reflect less than two months of combined operations for the companies that merged in later January and February, 1997. In contrast, the 1998 revenues reflect a full quarter of operations which included those of the companies acquired later in 1997 and the opening of new used car sales locations.

     Costs and Expenses. Cost of revenues also increased nearly four-fold for the quarter ended March 31, 1998 compared to the 1997 period, reflecting the increased sales discussed above. Cost of revenues, as a percent of revenues, decreased from approximately 74.5% for the three months ended March 31, 1997 to approximately 72.4% of revenues for the same period in 1998. The lower percentage cost of sales reflects management's increased focus on loan quality and higher margins for car sales in the 1998 period. In the first quarter of 1997, substantial amounts of management time were allocated to analyzing, negotiating, and assimilating acquisitions. The improved margins in the 1998 period reflected implementation of policies and procedures for the acquired companies.

     Operating Expenses. Operating expenses consist of selling, marketing, and general and administrative expenses, and depreciation and amortization. Operating expenses decreased from $8.2 million for the three months ended March 31, 1996 to $8.0 million for the same period in 1997. The first quarter 1997 operating expenses included approximately $3.1 million in expense recognized by the Company from issuing stock options to key management personnel by an affiliated trust. Additionally, in the first quarter of 1997, the Company recognized expense of approximately $1.7 million to settle various consulting agreements and employment contracts of predecessor companies. Without those two items, the Company's operating expenses for the three months ended March 31, 1997 would have totaled $3.4 million, or 42.3% of revenues, compared to $8.0 million, or 20.6% of revenues in the same period in 1998. Management believes that the decreased percentage of costs to revenues reflects economies of scale and the better utilization of the Company's infrastructure including centralized marketing, accounting, and management information functions.

     Allowance for Credit Losses. The allowance for credit losses (the "Allowance") was 16.8% of the principal of Finance Receivables as of March 31, 1998. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on Finance Receivables for three months ended March 31, 1998.

                                            Three Months Ended
                                             March 31, 1998
                                             -----------------
Allowance Activity:                             (In thousands)
-------------------

Balance, beginning of period..........              $ 6,857
Provision for credit losses...........                2,904
  Net charge offs.....................               (1,268)
                                                     ------
Balance, end of period................              $ 8,493
                                                    =======

Charge Off Activity:
--------------------

Principal balances:
  Collateral repossessed..............              $(2,536)
Recoveries, net.......................                1,268
                                                      -----
  Net charge offs.....................              $(1,268)
                                                    =======

     Analysis of the portfolio delinquencies is considered in evaluating the adequacy of the Allowance. The following table reflects the principal balances of current and delinquent Finance Receivables as a percentage of the total outstanding Finance Receivable principal balance as of March 31, 1998 and 1997.

                                                               March 31,
                                                               ---------
         Aging Percentages:                                1998        1997
                                                           ----        ----
         Principal balances current....................    93.7%      88.7%
         Principal balances 31 to 60 days..............     2.8%       6.3%
         Principal balances over 60 days...............     3.5%       5.0%


     Management believes that the decrease in the percentage of loans which are not delinquent reflects the Company's focus on higher quality borrowers in 1998, its financing only cars sold at its dealerships rather than purchasing loans from other dealers, and increased collection efforts.

     Interest Expense. Interest expense totaled $1.9 million for the three months ended March 31, 1998 compared to $0.7 million for the same period in 1997, an increase of 176%. The increase resulted primarily from interest on debt attributable to acquisitions and interest on financing increased Finance Receivables and inventory as the Company expanded its operations.

     Other Income. Other income totaled approximately $919,000 for the three months ended March 31, 1998 compared to $9,000 for the same period in 1997. The 1998 amount is comprised primarily of sales tax refunds on repossessed cars ($350,000), late fees on delinquent loans ($167,000), and recoupment of prior year expenses ($165,000).

Liquidity and Capital Resources

     The following table sets forth the major components of the increase in the cash and cash equivalents, in thousands, for the periods ended March 31, 1998 and 1997:

                                                            March 31,
                                                            ---------
                                                       1998           1997
                                                       ----           ----

Net cash provided (used) by operating activities    $  2,272         $    470
Net cash used by investing activities                (12,551)          (5,025)
Net cash provided by financing activities             11,606            6,212
                                                      ------          -------
Net increase in cash and cash equivalents           $   1,327        $  1,657
                                                    =========        ========

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

     Net cash flows provided by operating activities were approximately $2.3 million and $0.5 million for the three month periods ended March 31, 1998 and 1997, respectively. Net cash provided from operating activities in the first quarter of 1998 primarily reflects the net income for the period and an increase in payables. The increase in the first quarter of 1997 reflected the non-cash stock option compensation which was included as an expense in that period, plus increases in accounts payable, accrued expenses, other liabilities and the provision for credit losses.

     Cash used investing activities was approximately $12.6 million and $5.0 million during the three month periods ended March 31, 1998 and 1997, respectively. The 1998 amount primarily reflects increases in Finance Receivables carried by the Company. The 1997 amount reflects an increase in Finance Receivables and debt associated with the acquisition of companies during the first quarter of 1997.

     Cash provided by financing activities was approximately $11.6 million and $6.2 million during 1998 and 1997, respectively. In the first quarter of 1998, the Company increased its notes payable on finance receivables by $9.5 million and borrowed $3 million.

     In the first quarter of 1997, the Company raised approximately $0.6 million through the sale of Preferred Stock, and increased its line of credit and floorplan borrowings by approximately $5.8 million.


     Revolving Credit Facilities. The Company's revolving credit facility with Finova Capital Corporation (the "Finova Revolving Facility") had a maximum commitment of $35 million at December 31, 1997. The credit line was increased to a maximum commitment of $42.5 million on March 27, 1998 and $75 million, effective May 11, 1998. Under the Finova Revolving Facility, the Company may borrow up to 55% of the gross balance of eligible Finance Contracts. The Finova Revolving Facility expires in December 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's Finance Receivables. As of December 31, 1997 and March 31, 1998, the principal amount outstanding under the Finova Revolving Facility was $31.4 million and $40.9 million, respectively. The Finova Revolving Facility bears interest at the prime rate (currently the Citibank N.A. prime rate) plus 2.5%.

     In 1997 and the first quarter of 1998 the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance at December 31, 1997 of $2.7 million and $3.5 million at March 31, 1998. The maximum commitment on the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's buy here-pay here used car inventory and bears interest at 1.5% over the prime rate. The Company is negotiating with other lenders for an increased credit line.

     The Company finances its new car inventory through manufacturer floorplan facilities. The Company's floorplan facility with Volvo Finance North America, Inc. has a maximum commitment of $3.3 million, bears interest at 1% above the prime rate, and at December 31, 1997 and March 31, 1998 had outstanding balances of $1.98 million and $2.8 million, respectively. The Company's floorplan facility with Nissan Motor Acceptance Corporation has a $3 million maximum commitment, bears interest at 1% above prime, and at December 31, 1997 and March 31, 1998 had outstanding balances of $2.3 million and $2.5 million, respectively.

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

     In 1997 and 1998, Eckler borrowed a total of $8.5 million from Stephens Inc. ("Stephens"), the investment banking firm that is the managing underwriter of the Offering to which this Prospectus relates. The loans bear interest at the rate of 10% per annum and are secured by all of the assets and common stock of Eckler. The Company guaranteed the debt. The maturities of the Stephens loans are as follows: $1.5 million on October 15, 1998, $1.0 million on June 30, 1998, $2.0 million on June 30, 1999, and $4.0 million on September 30, 1999.

     In 1997 the Company completed an offering to institutional investors of 400 units of Series A Redeemable Convertible Preferred Stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $3,965,000. Each unit consisted of one share of Series A Redeemable Convertible Preferred Stock and a five year warrant to acquire 300 shares of Common Stock for each preferred share purchased. The exercise price of the warrants are $8.10 for 90,000 shares and $5.23 for 30,000 shares. At March 31, 1998 all but one share of the Series A Redeemable Convertible Preferred Stock had been converted into Common Stock.

     In May of 1998, the Company sold to a private investment group 220 shares of the Company's Series B Convertible Preferred Stock for $10,000 per share for an aggregate of $2,200,000. The Series B Convertible Preferred Stock has an 11% dividend per year and is convertible into Common Stock at a conversion rate of $5.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series B Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

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

     In connection with an acquisition in 1997, the Company acquired approximately 7.92 acres of undeveloped land in Lake Mary, Florida. The land, held for resale by the Company, is recorded at $1,050,000 on the Company's books. The property is subject to a first mortgage in favor of AmSouth Bank and a second mortgage in favor of Barnett Bank. The AmSouth debt had a principal balance of $482,202 as of March 31, 1998, an interest rate of 7.75%, and monthly payments of $8,683 until December 2003. The Barnett Bank note has a principal balance of $600,000, bears interest at 1% over Barnett's prime interest rate, and requires quarterly interest payments. The note matured on April 1, 1998. The Lake Mary property is presently under contract to be sold to an unrelated party in May 1998 for $1.3 million. Both mortgages will be satisfied when the property is sold.

     Seasonality. Historically, the Company's used car business has experienced higher revenues in the first two quarters of the calendar year than in the latter half of the year. Management believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

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

                                    PART II
                      SMART CHOICE AUTOMOTIVE GROUP, INC.

                               OTHER INFORMATION
                               -----------------


Item 2.  Changes in Securities and Use of Proceeds.

     Described below are the sales of securities by the Company during the first quarter of 1998 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering., including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

     On various dates during the three months ended March 31, 1998, the Company issued Common Stock to holders of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), on conversion of Series A Preferred Stock. The Company had issued the Series A Preferred Stock in 1997 to institutional investors. The Series A Preferred Stock was converted into Common Stock at a conversion price that was based on the market price of the Common Stock at the time of conversion. A total of 1,265,825 shares of Common Stock were issued in the first quarter of 1998 on conversion of the Series A Preferred Stock.

     On various dates during the three months ended March 31, 1998, the Company issued Common Stock to holders of preferred stock of a subsidiary of the Company (the "Subsidiary Preferred Stock") in exchange for the Subsidiary Preferred Stock. The holders of the Subsidiary Preferred Stock were accredited investors who had purchased the Subsidiary Preferred Stock in a private placement in 1996. The exchange ratio for the exchange of Common Stock for the Subsidiary Preferred Stock was 2.7 shares of Common Stock for each share of Subsidiary Common Stock, which was determined based on the market price of the Common Stock for the period January 21, 1998 through January 30, 1998. A total of 648,00 shares of Common Stock were issued in the first quarter of 1998 on conversion of the Subsidiary Preferred Stock.

     On various dates during the three months ended March 31, 1998, the Company issued Common Stock to holders of the Company's 12% convertible notes due April 15, 1998 (the "Notes") on conversion of the Notes. The Company had issued the Notes in 1997 to institutional and individual accredited investors. The Notes were converted into Common Stock at a conversion price that was based on the market price of the Common Stock at the time of conversion. A total of 560,472 shares of Common Stock were issued in the first quarter of 1998 on conversion of the Notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company does not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. The interest rate on the Company's revolving credit facility with Finova Capital Corporation is based on the prime rate plus 2.5% percent. Accordingly, a significant increase or decrease in the prime rate could affect the Company's earnings in the future. The Company believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since fair value estimates are as of a particular date, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibits


Exhibit
 List                 Exhibit Description                Filed herewith or Incorporated by reference to:
 ----                 -------------------                -----------------------------------------------

 3.1     Third Articles of Amendment to Articles of      Filed herewith.
         Incorporation.

 10.1    Ninth Amended and Restated Promissory Note      Filed herewith.
         dated May 11, 1998 between Florida Finance
         Group, Inc. ("FFG"), maker, and Finova
         Capital Corporation ("Finova") payee.

 10.2    Fifth Amended and Restated Schedule to          Filed herewith.
         Amended and Restated Loan and Security
         Agreement, FFG, borrower, Finova, lender.

 10.3    Promissory Note by Eckler Industries, Inc.      Exhibit 10.1 to Form 8-K filed March 5, 1998.
         in favor of Stephens Inc.

 10.4    Amendment to Guaranty Agreement between         Exhibit 10.4 to Form 8-K filed March 5, 1998.
         Registrant and Stephens Inc.

 10.5    Amendment to Pledge and Security Agreement      Exhibit 10.5  to Form 8-K filed March 5, 1998
         between Registrant and Stephens Inc.

 10.6    Promissory Note, dated February 24, 1998,       Exhibit 10.9 to Form 8-K filed March 5, 1998
         First Choice Auto Finance, Inc., maker, and
         Manheim Automotive Financial Services, Inc.,
         payee.

 10.7    Guaranty, dated March 21, 1997 from the         Exhibit 10.10 to Form 8-K filed March 5, 1998
         Registrant in favor of Manheim Automotive
         Financial Services, Inc.


 11.0    Statement re computation of  per share          Filed herewith.
         earnings.

 27.0    Financial Data Schedule.                        Filed herewith.



         (b)      Report on Form 8-K

     In the three months ended March 31, 1998, the Company filed a report on Form 8-K dated December 10, 1997 reporting information pursuant to Item 5.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1998.

                                  SMART CHOICE AUTOMOTIVE GROUP, INC.


                                  By:   /s/ Joseph E. Mohr
                                  -------------------------
                                      Joseph E. Mohr
                                      Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures             Title                               Date
         ----------             -----                               ----

/s/ Joseph E. Mohr          Chief Financial Officer,           May  15, 1998
-----------------------     (Principal Financial and
Joseph E. Mohr              Accounting Officer)