Form 10-Q/A
period 1997-03-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-05-22
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         SMART CHOICE AUTOMOTIVE GROUP, INC.

                  Condensed Consolidated Balance Sheet as of
                           March 31, 1997 (unaudited) and December 31, 1996                     5
                  Condensed Consolidated Statement of Operations for the
                           Three Months Ended March 31, 1997 (unaudited)                        7
                  Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 1997 (unaudited)                        8
                  Notes to Condensed Consolidated Financial Statements                          10

         LIBERTY FINANCE COMPANY, INC. AND AFFILIATES

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                    14
                  Condensed Combined Statement of Operations for the
                           Period January 1, 1997 to February 12, 1997 (unaudited)              16
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to February 12, 1997 (unaudited)              17
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                        18
                  Condensed Combined Statement of Cash Flows for the
                          Three Months Ended March 31, 1996 (unaudited)                         19

                                                                     -Continued-


                                            SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                             INDEX TO FORM 10-Q
                                                                     (CONTINUED)

         FLORIDA FINANCE GROUP, INC., SUNCOAST AUTO BROKERS, INC.
         AND SUNCOAST AUTO BROKERS ENTERPRISES, INC.

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                     20
                  Condensed Combined Statement of Operations for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                22
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                23
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                         24
                  Condensed Combined Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         25

         TWO TWO FIVE NORTH MILITARY TRAIL CORPORATION D/B/A MIRACLE MILE
         MOTORS AND PALM BEACH FINANCE COMPANY, INC.

                  Condensed Combined Balance Sheet as of
                           December 31, 1996                                                     26
                  Condensed Combined Statement of Income for the
                           Period January 1, 1997 to February 14, 1997 (unaudited)               28
                  Condensed Combined Statement of Cash Flows for the
                           Period January 1, 1997 to February 14, 1997 (unaudited)               29
                  Condensed Combined Statement of Income for the
                           Three Months Ended March 31, 1996 (unaudited)                         30
                  Condensed Combined Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         31

         ECKLER INDUSTRIES, INC.

                  Condensed Balance Sheet as of December 31, 1996 (unaudited)                    32
                  Condensed Statement of Operations for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                34
                  Condensed Statement of Cash Flows for the
                           Period January 1, 1997 to January 28, 1997 (unaudited)                35
                  Condensed Statement of Operations for the
                           Three Months Ended March 31, 1996 (unaudited)                         36
                  Condensed Statement of Cash Flows for the
                           Three Months Ended March 31, 1996 (unaudited)                         37

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
                                                                     (CONTINUED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                    38

PART II-OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                             45

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              46

                                     PART I

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                             SMART CHOICE AUTOMOTIVE GROUP, INC.

                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  (Unaudited)
                                                               As of March 31, 1997      As of December 31, 1996
 ASSETS
   Cash and Cash Equivalents                                      $     1,657,404            $         -
   Accounts Receivable                                                    747,144                 25,000

   Finance Receivables
     Principal Balances, Net                                           23,710,066                      -
      Less: Allowance for Credit Losses                                (3,736,512)                     -
--------------------------------------------------------------------------------------------------------------
                                                                       19,973,554                      -

   Inventories, at Cost                                                 4,087,013                      -
   Land Held for Resale                                                 1,050,000                      -
   Property and Equipment, Net                                          2,944,782                 22,454
   Notes Receivable                                                     1,542,596                400,000
   Deferred Tax Asset                                                     330,610                      -
   Deferred Acquisition Costs                                              54,511                194,101
   Deferred Debt Costs                                                    266,952                 24,735
   Goodwill                                                            16,084,555                      -
   Prepaid Expenses                                                     1,375,202                      -
   Deposits                                                               477,300                 50,000
   Other Assets                                                           142,036                      -
-------------------------------------------------------------------------------------------------------------



                                                                 $    50,733,658             $   716,290
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
---------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
     Bank Overdraft                                                              $          -       $       82,884
     Accounts Payable                                                               3,150,748              438,890
     Accrued Expenses                                                               1,170,041              183,314
     Deferred Income                                                                  150,879                    -
     Floorplan Payable                                                              1,085,396                    -
     Customer Deposits                                                                348,296                    -
     Notes Payable                                                                 28,373,529               60,000
     Deferred Income Taxes                                                            402,814                    -
     Convertible Debt                                                                 562,000              262,000
     Acquisition Debt                                                               4,418,609                    -
     Other Liabilities                                                              1,657,444                    -
-------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                               41,319,756            1,027,088
-------------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
     Preferred Stock                                                                    3,950                1,983
     Common Stock                                                                       8,939                5,488
     Additional Paid In Capital                                                    18,073,826              385,519
     Deficit                                                                       (7,606,124)            (703,788)
     Unearned Compensation                                                         (1,066,688)                   -
-------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                       9,413,903             (310,798)
--------------------------------------------------------------------------------------------------------------------

                                                                              $    50,733,659       $      716,290
-------------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                  March 31, 1997
----------------------------------------------------------------------------------------------------------------

 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                                                     $      4,785,077
    Income on Finance Receivables                                                                       522,939
    Income from Insurance & Training                                                                    262,280
    Income from Parts & Accessories                                                                   2,498,753
----------------------------------------------------------------------------------------------------------------
                                                                                                      8,069,049
----------------------------------------------------------------------------------------------------------------

 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                                                        3,390,292
    Cost of Insurance & Training                                                                         13,565
    Cost of Parts & Accessories Sold                                                                  1,561,922
    Provision for Credit Losses                                                                       1,049,680
----------------------------------------------------------------------------------------------------------------
                                                                                                      6,015,459
----------------------------------------------------------------------------------------------------------------

 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                                                                2,053,590
----------------------------------------------------------------------------------------------------------------

 EXPENSES:
   Operating Expenses                                                                                 5,081,660
   Compensation Expense Related to Employee Stock Options                                             3,125,877
----------------------------------------------------------------------------------------------------------------
                                                                                                      8,207,537
----------------------------------------------------------------------------------------------------------------

 LOSS FROM OPERATIONS                                                                                (6,153,947)
-----------------------------------------------------------------------------------------------------------------

 OTHER EXPENSE (INCOME):
    Interest Expense                                                                                    692,617
    Other Income                                                                                         (9,173)
    Miscellaneous Expense                                                                                64,944
----------------------------------------------------------------------------------------------------------------
                                                                                                        748,388
----------------------------------------------------------------------------------------------------------------

 NET LOSS                                                                                     $      (6,902,335)
-----------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE                                                                            $           (0.87)
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES
    AND SHARE EQUIVALENTS OUTSTANDING                                                                 7,853,134
----------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                               Three Months Ended
                                                                                                   March 31, 1997
-----------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                                       $    (6,902,335)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Provision for credit losses                                                                         681,435
      Common stock and options issued for consulting fees                                                 150,000
      Loss on disposal of fixed assets                                                                      1,151
      Stock option compensation                                                                         3,125,877
      Depreciation and amortization                                                                       245,530
      Cash provided by (used for), net of effect of acquisitions:
         Accounts receivable                                                                              (70,894)
         Inventory                                                                                       (442,499)
         Prepaid expenses                                                                                 (18,974)
         Other assets                                                                                      (1,453)
         Accounts payable                                                                                 964,984
         Accrued expenses                                                                                 950,891
         Deferred income                                                                                   20,772
         Other liabilities                                                                              1,657,444
         Customer deposits                                                                               (116,099)
         Floorplan payable                                                                                224,876
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                                                470,706
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in finance receivables                                                                    (1,153,486)
    Cash for acquisition, net of cash acquired                                                         (2,797,310)
    Issuance of notes receivable                                                                         (565,896)
    Increase in deposits                                                                                 (477,300)
    Increase in deferred acquisition costs                                                                (15,400)
    Purchase of property and equipment                                                                    (56,379)
    Decrease in other assets                                                                               40,435
-------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                            $    (5,025,336)
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
                                                             ===========

NOTE 7 - AMENDMENT TO FORM 10-Q


This document is an amended Form 10-Q of the Company for the quarterly period ended March 31, 1997. The Company is amending that form 10-Q to reflect additional costs pursuant to Statement of Financial Accounting Standards No.
123. The costs are primarily associated with the issuance or exchange of stock and options in connection with mergers and acquisitions during the quarters. The Company identified the issue late in 1997 and included the cumulative effects in its Form 10-Q for the period ended September 30, 1997. Due to turnover in accounting personnel familiar with the matter, the Company was unaware of the need to amend Form 10-Q until it prepared to file Form 10-Q for the quarter ended March 31, 1998.

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

                                                                    1997                                  1996
                                            ----------------------------------------------         -----------------
                                                                      (Dollars in Thousands)
                                            Company(1)  Predecessors(2)     Combined(3)     Combined(3)       Combined(4)

Vehicle and Related Revenues                   $  8,069        $  4,569     $ 12,638     100.0%    $ 14,452    100.00%
Cost of Vehicle and Related  Revenues             6,015           3,444        9,459      74.85%     10,079     69.74%
                                                  -----           -----        -----     -------     ------     ------
Net Revenues from Vehicles Sales and

   Vehicle Related Revenues                       2,053           1,125        3,178      25.15%      4,373     30.26%
Operating Expenses                                8,207           1,226        9,433      74.64%      3,277     22.68%
                                                  -----           -----      -------      ------      -----     ------
                                                 (6,154)           (101)      (6,255)    -49.49%      1,096      7.58%
Interest Expense                                    693             268          961       7.60%        503      3.48%
Other Expense (Income)                               55              (6)          49       0.39%        (42)    -0.29%
                                                  -----           -----        -----      ------     ------     ------
Net Income (Loss)                              $ (6,902)     $     (363)    $ (7,265)    -57.49%   $    635      4.39%
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

COMPARISON OF COMBINED THREE MONTHS ENDED MARCH 31, 1997 TO COMBINED THREE MONTHS ENDED MARCH 31, 1996.

     VEHICLE AND RELATED REVENUES. The Company (combined with its predecessors) experienced a 12.6% decrease in revenues for the three months ended March 31, 1997 compared to the combined results of its predecessors for the same period in 1996. The decrease resulted primarily from lower used vehicle sales. Due to the merger, the floorplan financing arrangements for the predecessors had to be restructured, and the Company's access to floorplan financing was curtailed for approximately forty-five days, resulting in reduced levels of inventory available for sale, which resulted in decreased sales. The Company was unable to replenish inventory and therefore sales decreased accordingly.

         COST OF VEHICLE AND RELATED REVENUES. Cost of vehicle and related revenues was $9,459,654 for the three months ended March 31, 1997 compared to $10,078,761 for the predecessors during the same period in 1996, a decrease of $617,107. The decrease was primarily the result of two major elements. Cost of used vehicles sold decreased by $1,055,461 due to the decrease in sales discussed above. Provision for credit losses increased $853,324 due to management's assessment of the risk associated with the increase in finance receivables.

         OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $9,433,537 for the three months ended March 31, 1997 compared to $3,276,646 for the predecessors for the same period in 1996 an increase of 188%. This increase was primarily due to recognition of compensation expense of $3,125,877 from the issuance of stock options in the first quarter to attract key management personnel. In addition, the Company recognized expense of approximately $1,668,000 to settle various consulting agreements and employment contracts of the predecessors. The increase also reflects increased corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

         INTEREST EXPENSE. Interest expense totaled $960,617 for the three months ended March 31, 1997 compared to $503,487 for the predecessors during the same period in 1996, an increase of 91%. This resulted primarily from interest on subordinated debt attributable to the merger and related acquisitions. In addition, the Company accrued interest on a $3,500,000 note more fully discussed in "Liquidity and Capital Resources".

         ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 15.8% of the outstanding principal balance as of March 31, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for the three months ended March 31, 1997.

                                                         Three Months Ended
                                                           March 31, 1997
                                                         ------------------

ALLOWANCE ACTIVITY:
Balance, beginning of period                            $       2,979,645
Provision for credit losses                                     1,049,680
Net charge offs                                                  (292,813)
                                                        -----------------
Balance, end of period                                  $       3,736,512
                                                        =================

CHARGE OFF ACTIVITY:
Principal Balances:
   Collateral Repossessed                               $        (258,432)
    Other                                                         (36,637)
                                                        -----------------

Total Principal Balances                                         (295,069)
   Recoveries, net                                                  2,256
                                                        -----------------
Net Charge Offs                                         $        (292,813)
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

3.2            Articles of Amendment to Articles of Incorporation of the   Exhibit 3.2 to Form 10-Q, filed May 20, 1997,
               Company.                                                    File No. 1-14082.

4.1            First Amended and Restated Loan and Security Agreement      Exhibit 4.1 to Form 10-Q, filed May 20, 1997,
               between Florida Finance Group, Inc. ("FFG") and Finova      File No. 1-14082.
               Capital Corporation ("Finova"), dated February 4, 1997.

4.2            Warrant to Purchase Common Stock of the Company between     Exhibit 4.2 to Form 10-Q, filed May 20, 1997,
               the Company and Finova, dated January 13, 1997.             File No. 1-14082.

4.3            Sixth Amended and Restated Promissory Note dated May 7,     Exhibit 4.3 to Form 10-Q, filed May 20, 1997,
               1997, $35,000,000 principal amount, FFG and Liberty         File No. 1-14082.
               Finance Company, makers, Finova, payee.

4.4            First Amended and Restated Schedule to Amended and          Exhibit 4.4 to Form 10-Q, filed May 20, 1997,
               Restated Loan and Security Agreement, FFG, borrower,        File No. 1-14082.
               Finova, lender, dated April 22, 1997.

4.5            Guaranty to Finova from the Company dated January 13,       Exhibit 4.5 to Form 10-Q, filed May 20, 1997,
               1997.                                                       File No. 1-14082.


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

10.1           Stock Purchase Agreement dated January 28, 1997 between     Exhibit 10.1 to Form 10-Q, filed May 20, 1997,
               SCHI and Gary Smith.                                        File No. 1-14082.

10.2           Promissory Note dated January 28, 1997, First Choice Auto   Exhibit 10.2 Form 10-Q, filed May 20, 1997,
               Finance, Inc. ("FCAF"), maker, Gary Smith, payee, in the    File No. 1-14082.
               principal amount of $1,031,008.

10.3           Asset Purchase Agreement dated January 28, 1997 between     Exhibit 10.3 to Form 10-Q, filed May 20, 1997,
               FCAF and Gary Smith.                                        File No. 1-14082.

10.4           Asset Purchase Agreement dated December 19, 1996 among      Exhibit to Form 10-Q, filed May 20, 1997,
               FCAF, Jack Winters Enterprises, Inc., Jack Winters, and     File No. 1-14082.
               F. Craig Clemens.

10.5           Addendum to Asset Purchase Agreement dated March 24, 1997   Exhibit to Form 10-Q, filed May 20, 1997,
               among FCAF, Jack Winters Enterprises, Inc., Jack Winters,   File No. 1-14082.
               and F. Craig Clemens.

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

10.11          Loan and Security Agreement between 225 and FCAF dated      Exhibit 10.18 to the 2/12/97 8-K
               February 14, 1997.

10.12          9% Secured Convertible Note of FCAF to 225 and PBF.         Exhibit 10.20 to the 2/12/97 8-K

10.13          9% Convertible Debenture of SCHI to PBF.                    Exhibit 10.21 to the 2/12/97 8-K

10.14          Executive Employment Agreement between the Company and      Exhibit 10.14 to Form 10-Q, filed May 20, 1997,
               Fred E. Whaley.                                             File No. 1-14082.

10.15          Executive Employment Agreement between the Company and      Exhibit 10.15 to Form 10-Q, filed May 20, 1997,
               Gary Smith.                                                 File No. 1-14082.


10.16          Executive Employment Agreement between the Company and      Exhibit 10.16 to Form 10-Q, filed May 20, 1997,
               Robert Abrahams.                                            File No. 1-14082.

10.17          Merger Agreement dated December 30, 1996 between the        Exhibit 10.1 to the Form 8-K of the Company
               Company, SCHI, et al.                                       dated January 28, 1997, filed with the
                                                                           Commission on February 12, 1997.

10.18          Convertible Senior Promissory Note dated March 31, 1997,    Exhibit 10.18 to Form 10-Q, filed May 20, 1997,
               the Company, maker, Sirrom, payee.                          File No. 1-14082.

10.19          Convertible Senior Promissory Note dated May 13, 1997,      Exhibit 10.19 to Form 10-Q, filed May 20, 1997,
               the Company, maker, Sirrom, payee.                          File No. 1-14082.

10.20          Amended and restated Registration Rights Agreement          Exhibit 10.20 to Form 10-Q, filed May 20, 1997,
               between the Company and Sirrom, dated May 13, 1997.         File No. 1-14082.

27             Financial Data Schedules

                  (B)      REPORTS ON FORM 8-K

                           A CURRENT REPORT ON FORM 8-K ITEM 5 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON FEBRUARY 12, 1997.

                           A CURRENT REPORT ON FORM 8-K ITEM 5 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON FEBRUARY 26, 1997.

                           A CURRENT REPORT ON FORM 8-K/A ITEM 7 WAS FILED BY SMART CHOICE AUTOMOTIVE GROUP, INC. ON APRIL 14, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 1998.

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

         Signatures                     Title                       Date
         ----------                     -----                       -----

/S/ GARY R. SMITH             President, Chief Executive         May 22, 1998
------------------------      Officer and Director
Gary R. Smith

/S/ JOSEPH E. MOHR            Executive Vice President,          May 22, 1998
-----------------------       and (Chief Financial Officer)
Joseph E. Mohr

                                  EXHIBIT INDEX

EXH
---
3.1            Amended and Restated Articles of Incorporation of the       Exhibit 3.1 to Form SB-2 Registration
               Company.                                                    Statement, filed on September 1, 1995,
                                                                           File No. 33-96520-A

3.2            Articles of Amendment to Articles of Incorporation of the   Exhibit 3.2 to Form 10-Q, filed May 20, 1997
               Company.                                                    File No. 1-14082

4.1            First Amended and Restated Loan and Security Agreement      Exhibit 4.1 to Form 10-Q, filed May 10, 1997
               between Florida Finance Group, Inc. ("FFG") and Finova      File No. 1-14082
               Capital Corporation ("Finova"), dated February 4, 1997.

4.2            Warrant to Purchase Common Stock of the Company between     Exhbiit 4.2 to Form 10-Q, filed May 20, 1997
               the Company and Finova, dated January 13, 1997.             File No. 1-14082

4.3            Sixth Amended and Restated Promissory Note dated May 7,     Exhibit 4.3 to Form 10-Q, filed May 20, 1997,
               1997, $35,000,000 principal amount, FFG and Liberty         File No. 1-14082
               Finance Company, makers, Finova, payee.

4.4            First Amended and Restated Schedule to Amended and          Exhibit 4.4 to Form 10-Q, filed May 20, 1997,
               Restated Loan and Security Agreement, FFG, borrower,        File No. 1-14082
               Finova, lender, dated April 22, 1997.

4.5            Guaranty to Finova from the Company dated January 13,       Exhibit 4.5 to Form 10-Q, filed May 20, 1997,
               1997.                                                       File No. 1-14082


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

10.1           Stock Purchase Agreement dated January 28, 1997 between     Exhibit 10.1 to Form 10-Q, filed May 20, 1997,
               SCHI and Gary Smith.                                        File No. 1-14082

10.2           Promissory Note dated January 28, 1997, First Choice Auto   Exhibit 10.2 to Form 10-Q, filed May 20, 1997,
               Finance, Inc. ("FCAF"), maker, Gary Smith, payee, in the    File No. 1-14082

               principal amount of $1,031,008.

10.3           Asset Purchase Agreement dated January 28, 1997 between     Exhibit 10.3 to Form 10-Q, filed May 20, 1997,
               FCAF and Gary Smith.                                        File No. 1-14082

10.4           Asset Purchase Agreement dated December 19, 1996 among      Exhibit 10.4 to Form 10-Q, filed May 20, 1997,
               FCAF, Jack Winters Enterprises, Inc., Jack Winters, and     File No. 1-14082
               F. Craig Clemens.

10.5           Addendum to Asset Purchase Agreement dated March 24, 1997   Exhibit 10.5 to Form 10-Q, filed May 20, 1997,
               among FCAF, Jack Winters Enterprises, Inc., Jack Winters,   File No. 1-14082
               and F. Craig Clemens.

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

10.11          Loan and Security Agreement between 225 and FCAF dated      Exhibit 10.18 to the 2/12/97 8-K
               February 14, 1997.

10.12          9% Secured Convertible Note of FCAF to 225 and PBF.         Exhibit 10.20 to the 2/12/97 8-K

10.13          9% Convertible Debenture of SCHI to PBF.                    Exhibit 10.21 to the 2/12/97 8-K

10.14          Executive Employment Agreement between the Company and      Exhibit 10.14 to Form 10-Q, filed May 20, 1997,
               Fred E. Whaley.                                             File No. 1-14082

10.15          Executive Employment Agreement between the Company and      Exhibit 10.15 to Form 10-Q, filed May 20, 1997,
               Gary Smith.                                                 File No. 1-14082


10.16          Executive Employment Agreement between the Company and      Exhibit 10.16 to Form 10-Q, filed May 20, 1997,
               Robert Abrahams.                                            File No. 1-14082

10.17          Merger Agreement dated December 30, 1996 between the        Exhibit 10.1 to the Form 8-K of the Company
               Company, SCHI, et al.                                       dated January 28, 1997, filed with the
                                                                           Commission on February 12, 1997.

10.18          Convertible Senior Promissory Note dated March 31, 1997,    Exhibit 10.18 to Form 10-Q, filed May 20, 1997,
               the Company, maker, Sirrom, payee.                          File No. 1-14082

10.19          Convertible Senior Promissory Note dated May 13, 1997,      Exhibit 10.19 to Form 10-Q, filed May 20, 1997,
               the Company, maker, Sirrom, payee.                          File No. 1-14082

10.20          Amended and restated Registration Rights Agreement          Exhibit 10.20 to Form 10-Q, filed May 20, 1997,
               between the Company and Sirrom, dated May 13, 1997.         File No. 1-14082

27             Financial Data Schedules