Form 10-Q/A
period 1997-06-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-05-26
CIK 949091

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              INDEX TO FORM 10-Q
                                                                     (CONTINUED)
================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           38

PART II-OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   47

                                     PART I

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                   (UNAUDITED)               AS OF
                                              AS OF  JUNE 30, 1997     DECEMBER 31, 1996
                                              --------------------     -----------------
ASSETS
  Cash and Cash Equivalents                       $    991,194             $   --
  Accounts Receivable                                  987,029               25,000

  Finance Receivables:
    Principal Balances, Net                         33,285,920                 --
     Less: Allowance for Credit Losses              (6,311,534)                --
                                                  ------------             --------
  Finance Receivables, Net                          26,974,386                 --

  Inventories, at Cost                               7,290,642                 --
  Land Held for Resale                               1,050,000                 --
  Property and Equipment, Net                        3,037,714               22,454
  Notes Receivable                                   3,320,373              400,000
  Deferred Tax Asset                                   330,610                 --
  Deferred Acquisition Costs                            90,828              194,101
  Deferred Debt Costs                                  489,699               24,735
  Goodwill                                          20,828,896                 --
  Prepaid Expenses                                   1,128,812                 --
  Deposits                                             886,432               50,000
  Other Assets                                         111,419                 --
                                                  ------------             --------

                                                  $ 67,518,034             $716,290
                                                  ============             ========

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET

                                                (UNAUDITED)
                                            AS OF JUNE 30, 1997    AS OF  DECEMBER 31, 1996
                                            -------------------    ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Bank Overdraft                              $       --               $    82,884
    Accounts Payable                               2,088,388                 438,890
    Accrued Expenses                               2,042,331                 183,314
    Deferred Income                                  143,263                    --
    Floorplan Payable                              2,966,324                    --
    Customer Deposits                                174,148                    --
    Notes Payable                                 38,691,684                  60,000
    Deferred Income Taxes                            402,814                    --
    Convertible Debt                                 562,000                 262,000
    Acquisition Debt                               9,208,698                    --
    Other Liabilities                              1,067,655                    --
                                                ------------             -----------
  Total Liabilities                               57,347,305               1,027,088
                                                ------------             -----------
  Stockholders' Equity:
    Preferred Stock                                    3,950                   1,983
    Common Stock                                       9,161                   5,488
    Additional Paid In Capital                    19,105,327                 385,519
    Deficit                                       (7,969,911)               (703,788)
    Unearned Compensation                           (977,798)                   --
                                                ------------             -----------
  Total Stockholders' Equity                      10,170,729                (310,798)
                                                ------------             -----------
                                                $ 67,518,034             $   716,290
                                                ============             ===========

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                     (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30, 1997              JUNE 30, 1997
                                                      ------------------           ----------------
 VEHICLE AND RELATED REVENUES:
    Sales of Used Vehicles                                  $  7,003,702              $  11,788,779
    Income on Finance Receivables                              1,927,736                  2,450,675
    Income from Insurance & Training                             388,976                    651,256
    Income from Parts & Accessories                            5,473,447                  7,972,200
                                                            ------------              -------------
                                                              14,793,861                 22,862,910
                                                            ------------              -------------
 COST OF VEHICLE AND VEHICLE RELATED REVENUES:
    Cost of Used Vehicles Sold                                 5,304,253                  8,694,545
    Cost of Insurance & Training                                  23,149                     36,714
    Cost of Parts & Accessories Sold                           3,347,344                  4,909,266
    Provision for Credit Losses                                  499,131                  1,548,811
                                                            ------------              -------------
                                                               9,173,877                 15,189,336
                                                            ------------              -------------
 NET REVENUES FROM VEHICLE SALES AND VEHICLE
    RELATED ACTIVITIES                                         5,619,984                  7,673,574
                                                            ------------              -------------
 EXPENSES:
   Operating Expenses                                          4,938,188                 10,019,848
   Compensation Expense Related to
      Employee Stock Options                                      88,890                  3,214,767
                                                            ------------              -------------
                                                               5,027,078                 13,234,615
                                                            ------------              -------------

 INCOME (LOSS) FROM OPERATIONS                                   592,906                 (5,561,041)
                                                            ------------              -------------
 OTHER EXPENSE (INCOME):
    Interest Expense                                           1,055,996                  1,748,613
    Other Income                                                (104,576)                  (113,749)
    Miscellaneous Expense                                          5,274                     70,218
                                                            ------------              -------------
                                                                 956,694                  1,705,082
                                                            ------------              -------------
 NET LOSS                                                   $   (363,788)             $  (7,266,123)
                                                            ============              =============

NET LOSS PER SHARE                                          $      (0.04)             $       (0.87)
                                                            ============              =============
WEIGHTED AVERAGE NUMBER OF SHARES
    AND SHARE EQUIVALENTS OUTSTANDING                          8,936,308                  8,397,713
                                                            ============              =============

      See accompanying notes to condensed consolidated financial statements

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30, 1997
                                                                         ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (7,266,123)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Provision for credit losses                                               1,222,230
      Common stock and options issued for consulting fees                         150,000
      Loss on disposal of fixed assets                                              2,176
      Stock option compensation                                                 3,214,767
      Depreciation and amortization                                               750,846
      Cash provided by (used for), net of effect of acquisitions:
         Accounts receivable                                                     (186,743)
         Inventory                                                             (2,368,124)
         Prepaid expenses                                                         189,081
         Other assets                                                             (37,395)
         Accounts payable                                                        (395,807)
         Accrued expenses                                                       1,955,475
         Deferred income                                                           13,156
         Other liabilities                                                      1,011,578
         Customer deposits                                                       (290,247)
         Floorplan payable                                                      2,105,804
                                                                             ------------
 Net cash provided by operating activities                                         70,674
                                                                             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in finance receivables                                            (3,631,742)
    Cash for acquisitions, net of cash acquired                                (8,100,020)
    Issuance of notes receivable                                               (2,343,673)
    Increase in deposits                                                         (822,200)
    Increase in deferred acquisition costs                                        (51,717)
    Purchase of property and equipment                                           (250,192)
    Proceeds from sale of property and equipment                                   28,475
    Decrease in other assets                                                       24,924
                                                                             ------------
 Net cash used in investing activities                                       $(15,146,145)
                                                                             ------------

                             CONTINUED ON NEXT PAGE

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                     (UNAUDITED)
                                                                     (CONTINUED)

                                                               SIX MONTHS ENDED
                                                                  JUNE 30, 1997
                                                               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes payable                             $ (2,408,441)
   Proceeds from issuance of Sirrom debt                              7,500,000
   Proceeds from issuance of notes payable                           10,714,902
   Increase in deferred debt costs                                     (533,322)
   Proceeds from issuance of preferred stock                            590,000
   Purchase of treasury stock                                           (13,590)
   Proceeds from issuance of convertible debentures                     300,000
   Bank overdraft                                                       (82,884)
                                                                   ------------
Net cash provided by financing activities                            16,066,665
                                                                   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               991,194

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           --
                                                                   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    991,194
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
                                                        ===========

NOTE 7 - AMENDMENT TO FORM 10-Q

This document is an amended Form 10-Q of the Company which reflects the changes in year-to-date financial information as of June 30, 1997 resulting from an amendment of the Company's Form 10-Q for the quarter ended March 31, 1997. That amendment was filed to amend financial information primarily associated with the recognition of expense associated with stock and stock options issued or exchanged in connection with the mergers and acquisitions which occurred in the first quarter of 1997.

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

     OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $5,027,078 for the three months ended June 30, 1997 compared to $3,673,328 for the predecessors for the same period in 1996 an increase of 36.9%. The increase reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

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

                                                         1997                                              1996
                                            --------------------------------                          --------------
                                                                (DOLLARS IN THOUSANDS)

                                            COMPANY      PREDECESSORS    COMBINED     COMBINED          COMBINED
                                              (1)            (2)           (3)          (3)                (4)
Vehicle and Related Revenues               $ 22,863          $  4,569    $ 27,432       100.0%    $  29,206     100.0%
Cost of Vehicle and Related  Revenues        15,189             3,444      18,633        67.9%       19,909      68.2%
                                           --------      ------------    --------     -------     ---------     -----
Net Revenues from Vehicles Sales and
   Vehicle Related Revenues                   7,674             1,125       8,799        32.1%        9,297      31.8%
Operating Expenses                           13,235             1,226      14,461        52.7%        6,949      23.8%
                                           --------      ------------    --------     -------     ---------     -----
Operating Income (Loss)                      (5,561)             (101)     (5,662)      (20.6)%       2,348       8.0%
Interest Expense                             (1,748)             (268)     (2,016)      ( 7.3)%      (1,065)     (3.6)%
Other Income                                     43                 6          49         0.2%          109        .4%
                                          ---------      ------------    --------     -------     ---------     -----

Net Income (Loss)                          $ (7,266)          $  (363)   $ (7,629)      (27.8)%    $ 1,392        4.8%
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

     VEHICLE AND RELATED REVENUES. The Company (combined with its predecessors) experienced a 5.9% decrease in revenues for the six months ended June 30, 1997 compared to the combined results of its predecessors for the same period in 1996. The decrease was primarily the result of two elements. Income on Finance Receivables increased by $448,544 due to growth of the Company's receivables portfolio since the merger. Due to the merger, the floorplan finance arrangements for the predecessors had to be restructured, and the Company's access to floorplan financing was curtailed for approximately forty-five days, resulting in reduced levels of inventory available for sale. Therefore, the Company was unable to replenish inventory and sales decreased by $1,774,879.

     COST OF VEHICLE AND RELATED REVENUES. Cost of vehicle and related revenues was $18,633,923 for the six months ended June 30, 1997 compared to $19,908,012 for the predecessors during the same period in 1996, a decrease of $1,274,089. The decrease was primarily the result of three major elements. Cost of used vehicles sold decreased by $2,163,289 due to the decrease in sales discussed above. Provision for credit losses increased $1,168,347 due to management's assessment of the increase in finance receivables and the addition of acquired finance receivables. Cost of parts and accessories sold decreased $213,072 primarily due to the Corvette parts business since manufacturing costs have been reduced significantly due to the implementation of the "GM Restoration Parts Program."

     OPERATING EXPENSES. Operating expenses consist of selling and marketing, general and administrative expenses, and depreciation and amortization. Operating expenses were $14,461,890 for the six months ended June 30, 1997 compared to $6,949,974 for the predecessors for the same period in 1996 an increase of 108%. This increase was primarily due to recognition of compensation expense of $3,214,767 from the issuance of stock options in the first quarter of 1997 to attract key management personnel. In addition, the Company recognized expense of approximately $1,668,000 to settle various consulting agreements and employment contracts of the predecessors. The increase also reflects additional expenses related to increased company dealership activity, and continued development of corporate infrastructure resulting from the merger, offset only partially by certain decreases in costs resulting from the consolidation of the acquired companies' management functions.

     INTEREST EXPENSE. Interest expense totaled $2,016,568 for the six months ended June 30, 1997 compared to $1,064,830 for the predecessors during the same period in 1996, an increase of 89.4%. This resulted primarily from interest on subordinated debt attributable to the merger and related acquisitions. In addition, the Company incurred interest expense on a $3,500,000 note and a $4,000,000 note more fully discussed in "Liquidity and Capital Resources."

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses on finance receivables (the "Allowance") at the Company's used vehicle dealerships was 18.96% of the outstanding principal balance as of June 30, 1997. The following table reflects activity in the Allowance, as well as information regarding charge off activity, on finance receivables originated at the Company dealerships for the three and six months ended June 30, 1997.

                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30, 1997           JUNE 30, 1997
                                       ------------------       ----------------
ALLOWANCE ACTIVITY:
 Balance, beginning of period            $  4,822,512            $  4,211,794
 Allowance on acquired finance
    receivables                             1,920,307               1,920,307
 Provision for credit losses                  499,131               1,548,811
      Net charge offs                        (930,416)             (1,369,378)
                                         ------------            ------------
 Balance, end of period                  $  6,311,534            $  6,311,534
                                         ============            ============
 CHARGE OFF ACTIVITY:
 Principal Balances:
   Collateral Repossessed                $  1,997,236            $  2,401,817
   Other                                           --                  36,637
                                         ------------            ------------
 Total Principal Balances                   1,997,236               2,438,454
   Recoveries, net                          1,066,820               1,069,076
                                         ------------            ------------
 Net Charge Offs                         $    930,416            $  1,369,378
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

Net cash provided by operating activities of $523,674 for the six months ended June 30, 1997 is primarily due to increases in stock option compensation of $3,214,767, accrued expenses of $1,955,475, other liabilities of $1,100,468, and provision for credit losses of $1,222,230. The cash provided by operating activities of the predecessor companies of $540,670 for the same period in 1996 can be attributed to increases in net earnings, inventory, provision for credit losses and accounts payable.

Net cash used in investing activities of $15,396,145 for the six months ended June 30, 1997 is the result of the increase in finance receivables of $3,631,742, use of cash in the acquisition of the predecessors of $8,100,020, issuance of notes receivable of $2,343,673 and deposits paid of

$822,200. The cash used in investing activities of the predecessor companies of $3,902,671 for the same period in 1996 is primarily due to increases in the finance receivables.

Net cash provided by financing activities of $15,564,665 for the six months ended June 30, 1997 is the result of borrowings from Sirrom Capital Corporation ("Sirrom") of $7,500,000, notes payable on finance receivables of $6,468,180, and issuance of preferred stock and convertible debentures of $590,000 and $300,000, respectively. Net cash provided by financing activities of the predecessor companies of $2,805,417 for the same period in 1996 is primarily due to the issuance of notes payable and notes payable on finance receivables.

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

                                     PART II
                       SMART CHOICE AUTOMOTIVE GROUP, INC.

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

10.16.1  Loan Modification Agreement between the        Exhibit No. 10.16.1 to Form 10-Q, filed on
         Company and Barnett Bank dated April 15,       August 19, 1997, File No. 1-14082.
         1997.

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

   SIGNATURES              TITLE                                   DATE

/s/ GARY R. SMITH          President, Chief Executive         May 22, 1998
--------------------       Officer and Director
Gary R. Smith

/s/ JOSEPH E. MOHR         Executive Vice President,          May 22, 1998
--------------------       Chief Financial Officer
Joseph E. Mohr