Form 10-Q
period 1998-06-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-08-19
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1998
                                        ------------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ____________  TO ________________

        COMMISSION FILE NUMBER     1-14082
                                   -------

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

        AS OF AUGUST 19, 1998, 6,576,254 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    FORM 10-Q




                                TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----

PART I  -  FINANCIAL STATEMENTS

        Item 1.Financial Statements.                                     3

               Condensed Consolidated Balance sheets      -              4
               June 30, 1998 and December 31, 1997

               Condensed Consolidated Statements of Operations  -        6
               Three and Six Months Ended June 30, 1998 and 1997

               Condensed Consolidated Statements of Cash Flow  -         7
               Six Months ended June 30, 1998 and June 30, 1997

               Notes to Condensed Consolidated Financial Statements      9

        Item 2.Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11

Part II OTHER INFORMATION                                               24

        Item 2.Changes in Securities                                    24

        Item 4.Submission of Matters to Vote of Security Holders        25

        Item 5.Other Information                                        25

        Item 6.Exhibits and Reports on Form 8-K                         26

                                     PART I
                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL STATEMENTS


        ITEM 1.  FINANCIAL STATEMENTS.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    As of June 30, 1998      As of December 31, 1997
                                                       (Unaudited)              (Audited)
 ASSETS
   Cash and cash equivalents                      $      3,839,650           $  1,066,949
   Accounts receivable                                   3,821,521              1,773,124
   Finance receivables
     Principal balances, net                            63,156,265             40,084,412
     Less: allowance for credit losses                  (9,336,911)            (6,857,265)
-------------------------------------------------------------------------------------------
            Finance receivables, net                    53,819,354             33,227,147

   Inventories, at cost                                 17,949,707             15,516,084
   Land held for resale                                         --              1,050,000
   Property and equipment, net                           9,181,974              9,214,207
   Notes receivable                                             --                 46,280
   Deferred debt costs, net                                308,521                426,823
   Goodwill, net                                        25,236,774             25,562,162
   Prepaid expenses                                      1,799,646              1,008,229
   Deposits and other assets                               261,081                213,986

------------------------------------------------------------------------------------------
                                                  $    116,218,228        $    89,104 991

------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                               CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------

                                                          As of June 30, 1998    As of  December 31,1997
---------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)            (Audited)

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
       Accounts payable                                         $  5,925,730          $    5,259,903
       Accrued expenses                                            3,103,886               4,633,841
       Line of credit, net of discount                            45,771,017              31,229,600
       Floorplans payable                                          8,482,492               8,287,092
       Capital lease obligations                                     900,809                 940,280
       Notes payable                                              31,090,052              29,197,458
       Other liabilities                                               1,028                  94,913
-----------------------------------------------------------------------------------------------------
   Total liabilities                                              95,275,014              79,643,087
-----------------------------------------------------------------------------------------------------

     Redeemable convertible preferred Stock                           10,000               4,941,834

     Stockholders' equity:
     Preferred stock                                               5,891,410                  ---
     Common stock                                                    131,075                  97,340
     Additional paid in capital                                   30,652,534              24,108,456
     Accumulated deficit                                         (15,741,805)            (19,685,726)
-----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                     20,933,214               4,520,070
-----------------------------------------------------------------------------------------------------
                                                            $    116,218,228        $     89,104,991
-----------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                Three Months Ended           Six Months Ended
                                                     June 30                     June 30
                                                  1998          1997         1998         1997
---------------------------------------------------------------------------------------------------


VEHICLE AND RELATED REVENUES:
    Sales of used vehicles                   $ 18,756,972   $ 7,003,702  $40,602,531   $11,788,779
    Income on finance receivables               4,059,041     1,927,736    6,942,139     1,722,865
    Sales of new vehicles                       6,225,769            --   14,349,193            --
    Income from parts and accessories           6,047,504     5,473,447   10,411,541     7,972,200
    Income from insurance and training            245,810       388,976      426,032       651,256

---------------------------------------------------------------------------------------------------
                                               35,335,096    14,793,861   72,731,436    22,135,100
---------------------------------------------------------------------------------------------------
 COST AND EXPENSES:
    Cost of used vehicles sold                 12,551,074     5,304,253   26,376,231     7,966,735
    Provision for credit losses                 2,097,221       499,131    4,418,885     1,548,811
    Cost of new vehicles sold                   5,400,004            --   12,587,089            --
    Cost of parts and accessories sold          3,879,897     3,347,344    6,676,788     4,909,266
    Cost of insurance and training                 28,838        23,149       59,595        36,714
---------------------------------------------------------------------------------------------------
     Selling, general and administrative
      expenses                                  7,102,453     4,938,188   15,082,265    10,019,848
    Expenses:
    Compensation expenses related to
    Employee stock options                             --        88,890           --     3,214,767
----------------------------------------------------------------------------------------------------
 TOTAL COSTS AND EXPENSES                      31,059,487    14,200,955   66,230,980     27,696,141
----------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM OPERATIONS                  4,275,609       592,906    7,530,583     (5,561,041)
----------------------------------------------------------------------------------------------------
    Other expense (income):
    Interest expense                            2,122,612     1,055,996    4,032,283     1,748,613
    Other income                                 (293,513)     (104,576)    (630,462)     (113,749)
    Miscellaneous expense                           5,340         5,274       21,002        70,218
---------------------------------------------------------------------------------------------------
                                                1,834,439       956,694    3,422,823     1,705,082
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                               2,441,170      (363,788)   4,107,760    (7,266,123)
PREFERRED STOCK DIVIDENDS                          85,964            --     (163,839)           --
---------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON STOCK HOLDERS $  2,355,206   $  (363,788) $ 3,943,921   $(7,266,123)
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE

BASIC                                             $   .18   $      (.04) $       .34    $      (.87)
DILUTED                                           $   .18          (.04) $       .33           (.87)
WEIGHTED AVERAGE NUMBER OF SHARES
AND SHARE EQUIVALENTS OUTSTANDING:
BASIC                                          12,775,914     8,936,308   11,581,852      8,397,713
DILUTED                                        14,959,064     8,936,308   13,681,830      8,397,713
---------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

------------------------------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                 June 30, 1998     June 30, 1997
                                                             ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $  4,107,760     $  (7,266,123)
   Adjustments to reconcile net loss to
   Net cash provided by operating activities:
          Provision for credit losses                                4,418,884         1,222,230
          Common stock and options issued for consulting fees           36,376           150,000
          (Gain) loss on disposal of fixed assets                      (43,381)            2,176
          Stock option compensation                                         --         3,214,767
          Depreciation and amortization                              1,292,302           750,846
          Cash provided by (used for):
          Accounts receivable                                       (2,442,297)         (186,743)
          Inventory                                                 (2,433,623)       (2,368,124)
          Prepaid expenses                                            (791,417)          189,081
          Accounts payable                                             665,827          (395,807)
          Accrued expenses and other liabilities                    (1,616,129)        2,689,962
---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            3,194,302        (1,997,735)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Increase in finance receivables                         (25,011,091)       (3,631,742)
           Cash for acquisitions, net of cash acquired                     --         (8,100,020)
           Advances to acquired companies prior to acquisition             --         (2,744,093)
           Increase in deposits                                        (14,608)         (822,200)
           Increase in deferred acquisition costs                                        (51,717)
           Payment of notes receivable                                   46,280          400,420
           Purchase of property and equipment                          (435,239)        (250,192)
           Proceeds from disposal of property & equipment             1,093,381           28,475
           Other                                                        (33,932)         (12,471)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (24,355,209)     (15,183,540)
---------------------------------------------------------------------------------------------------

                             CONTINUED ON NEXT PAGE

                                                   SMART CHOICE AUTOMOTIVE GROUP
                                                                     (CONTINUED)
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                                                            Six Months Ended
                                                                 June 30, 1998         June 30, 1997

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                             (3,770,636)           (2,408,441)
    Proceeds from issuance of notes payable                          7,000,000             8,652,812
    Increase in deferred debt costs                                         --              (533,322)
    Proceeds from issuance of preferred stock                        5,891,410               590,000
    Purchase of treasury stock                                              --               (13,590)
    Proceeds from issuance of convertible debentures                        --               300,000
    Bank overdraft                                                          --               (82,884)
    Proceeds from issuance of common stock                             245,400                    --
    Proceeds from line of credit borrowings                         14,500,000             9,562,090
    Proceeds from floor plan notes payable                             195,400             2,105,804
    Payment of dividends                                               (39,618)                  --
    Deferred financing costs                                           (33,640)                  --
    Payments on capital lease obligations                              (54,708)                  --
-----------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                       23,933,608            18,172,469
-----------------------------------------------------------------------------------------------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,772,701               991,194


 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,066,949                   --
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   3,839,650        $      991,194
-----------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                           NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1  -  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company"), reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - FINANCE RECEIVABLES

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sales contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of June 30, 1998:

                                                       JUNE 30, 1998
-----------------------------------------------------------------------------

        Contractually scheduled payments               $  90,036,501
        Less: unearned finance charges                   (27,831,899)
-----------------------------------------------------------------------------

        Principal balances                             $  62,204,602
        Add:  loan origination costs                   $     951,663

-----------------------------------------------------------------------------

        Principal balances, net                        $  63,156,265
        Less:  allowance for credit losses                (9,336,911)

-----------------------------------------------------------------------------

        Finance receivables, net                       $  53,819,354
-----------------------------------------------------------------------------

NOTE 3 - PRESENTATION OF DEALERSHIP REVENUES AND COST OF REVENUES

The Company generates revenue from sales at used car stores, sales at new car dealerships, income on finance receivables, sales of Corvette parts and accessories and income from insurance and training. Cost of revenues include cost of sales at used cars stores, the provision for credit losses, cost of sales at new car dealerships, cost of Corvette parts and accessories, and costs of insurance and training.

The prices at which the Company sells its cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, some of whom ultimately default.

NOTE 4 - EARNINGS PER SHARE

Net earnings per common share amounts are based on the weighted average number of common shares and potential common shares outstanding as reflected on Exhibit 11 to this Quarterly Report on Form
10-Q.

NOTE 5 - SEGMENT INFORMATION

The FASB issued Statement of Financial Accounting Standards No. 131(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management elected the early adoption of this pronouncement during the first quarter of 1998. SFAS 131 requires that public enterprises report certain information about reporting segments in financial statements. If also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

The Company's operations are classified into four reportable segments. The used car stores segment operates a network of 24 used car stores in Florida. The Company primarily sells used vehicles to payment sensitive non-prime customers who, most likely, would be unable to purchase a vehicle without financing through the Company's financing services segment. The new car dealerships segment operates two new car dealerships in Florida. The financing services segment finances consumer purchases of used vehicles sold in the Company's used car stores and new car dealerships. The Corvette parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog.

The following table shows certain financial information by reportable segment as of and for the six months ended June 30, 1998:

                          USED CAR     FINANCING      NEW CAR      CORVETTE    CORPORATE   CONSOLIDATED
                           STORES       SERVICES    DEALERSHIPS   PARTS AND    AND OTHER
                                                                 ACCESSORIES
 ---------------------- ------------- ------------- ------------ ------------- ----------- -----------
    (UNAUDITED)

 Sales                  $ 40,602,531  $  6,942,139  $ 14,349,193  $ 10,411,541 $  426,032  $ 72,731,436
 Operating income (loss)   7,077,817     1,122,052      (241,522)    1,627,114  (2,054,877)   7,530,584
 Depreciation and
 amortization                241,541        47,415        23,048        83,504     896,794    1,292,302
 Identifiable assets      14,402,881    54,408,783     8,207,635     5,937,558  33,077,771  116,034,628
 Capital expenditures        173,796        46,867        30,635        57,968     125,973      435,239
 Interest expense            177,017     2,374,407       178,248        13,587   1,289,024    4,032,283

ITEM NO. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THE FOLLOWING DISCUSSION CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "ESTIMATE", "PROJECT", "INTEND" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE SUCH STATEMENT WAS MADE. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME OR LOSS, PLANS FOR ACQUISITIONS AND EXPANSION, INTEGRATION OF NEW OPERATIONS, FINANCING NEEDS, INDUSTRY TRENDS, CONSUMER DEMAND AND LEVELS OF COMPETITION. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, CONTEMPLATED BY OR UNDERLYING ANY SUCH FORWARD-LOOKING STATEMENTS. STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, IN THE NOTES TO THE FINANCIAL STATEMENTS AND ELSEWHERE IN THIS REPORT DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES.

        The following discussion and analysis regarding the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere.

OVERVIEW

        Smart Choice Automotive Group, Inc., operates 20 locations in Florida that sell used cars under the "First Choice" brand name. The Company's First Choice cars are three to six years old, have less than 80,000 miles and have undergone thorough inspection, reconditioning and, as necessary, repair. The Company also sells used cars that may not meet the First Choice criteria through four additional stores in Florida that operated under the "Team" name. Through its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells. The Company's customers typically have limited credit histories, low incomes and/or past credit problems.

        The Company also owns two new car dealerships in Florida, manufactures and sells Corvette parts and accessories through its subsidiary "Eckler's, sells insurance and provides dealership training services.

        THE PREDECESSOR ACQUISITION. On January 28, 1997, the Company, which was then named Eckler Industries, Inc., and was operating exclusively in the Corvette parts and accessories business, acquired Smart Choice Holdings, Inc., ("SCHI") the ("Predecessor Acquisition") through a merger between SCHI and an acquisition subsidiary of Eckler's. SCHI was engaged in the business of acquiring various automobile sales and finance companies. After the Predecessor Acquisition, the Company's name was changed to Smart Choice Automotive Group, Inc.

        In the Predecessor Acquisition, shareholders of SCHI were issued Common Stock having a majority of the voting rights of the Company. Therefore, the Predecessor Acquisition was accounted for as a purchase of Eckler's by SCHI (a reverse acquisition in which SCHI was considered the acquirer for accounting purposes).

RESULTS OF OPERATIONS

COMPARISON  OF THREE  MONTHS  ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

        REVENUES. The Company's revenues were $35.3 million for the three months ended June 30, 1998 compared to $14.8 million for the same period in 1997. The increase for the second quarter of 1998 reflects primarily the increase to 24 used car stores at June 30, 1998 as compared to 10 used car stores at June 30, 1997.

        COSTS AND EXPENSES. Cost of sales increased to $24.0 million for the three months ended June 30, 1998 compared to $9.2 million for the same period in 1997. The increase in cost of sales at the used car stores primarily reflects the opening of additional used car store locations as discussed above. As a percent of sales, the cost of sales at the used car stores declined to 66.9% from 75.7% in 1997, reflecting management's focus on increasing gross margins as well as an increase in average sales volume per store. The cost of sales for the Corvette parts and accessories increased to 64.2% from 61.7% of sales, reflecting an increase in sales of lower margin items.

        The Company's selling, general and administrative expenses increased to $7.1 million for the three months ended June 30, 1998 from $4.9 million for the same period in 1997.

        INTEREST EXPENSE AND OTHER INCOME. Interest expense totaled $2.1 million for the three months ended June 30, 1998 compared to $1.1 million for the same period in 1997, an increase of 91%. The increase resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables and inventory as the Company expanded its operations.

        Other income totaled $.3 million for the three months ended June 30, 1998 compared to $105,000 for the same period in 1997. The 1998 amount is comprised primarily of commissions on insurance sales ($117,457) and additional fees generated at the new car dealerships ($120,000).

        NET INCOME. Net income totaled $2.4 million for the three months ended June 30, 1998 as compared to a net loss of $.4 million for the same period in 1997. The improvement resulted primarily from the refocusing of the Company's strategy and the restructuring of its operations during the last quarter of 1997.

SEGMENT INFORMATION

        The Company is comprised of four segments: used car stores, financing of used car sales, new car dealerships and Corvette parts and accessories. The Company's results of operations are most meaningful when analyzed and discussed by segment.

USED CAR STORES

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Sales at used car stores...................     $  18,757        100.0%   $  7,004        100.0%
Cost of sales at used car stores...........        12,551         66.9       5,304         75.7
                                                   ------         ----       -----         ----
         Gross profits.....................         6,206         33.1       1,700         24.3
Operating expenses.........................         3,701         19.7       1,356         19.4
                                                    -----         ----       -----         ----
          Operating income.................     $   2,505         13.4%   $    344          4.9%


        Sales at used car stores increased to $18.8 million for the three months ended June 30, 1998 compared to $7.0 million for the same period in 1997. The increase in sales reflects the sale of 2,119 cars at the 24 used car stores that were open during the 1998 period as compared to the sale of 680 cars at the 10 used car stores that were open during the 1997 period. In addition, the average number of used cars sold per store increased to 88 cars for the three months ended June 30, 1998 as compared to average sales of 68 used cars for the same period of 1997.

        Gross profit increased to $6.2 million during the three months ended June 30, 1998 from $1.7 million during the three months ended June 30, 1997. Gross profit as a percentage of sales increased to

33.1% for the three months ended June 30, 1998 as compared to 24.3% for the three months ended June 30, 1997. The improvement resulted primarily from management's focus on increasing gross margins, as well as a higher average sales volume per store.

        Operating expenses relating to sales at used car stores increased to $3.7 million from $1.4 million as a result of the increase in the number of used car stores.

FINANCING OF USED CAR SALES

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Income on finance receivables.............      $  4,059        100.0%    $ 1,928         100.0%
Provision for credit losses...............         2,097         62.7         499          25.9
Operating expenses........................           725         17.9         449          23.3
                                                --------         ----         ---          ----
       Operating income...................         1,237         19.4         980          50.8
Interest expenses on finance receivables...        1,267         31.2         639          33.1
                                                --------         ----         ---          ----
       Net income (loss)..................      $    (30)       (11.8)%   $   341          17.7%

        Income on finance receivables increased to $4.0 million for the three months ended June 30, 1998 from $1.9 million for the same period in 1997. The increase reflects the increase in the average net finance receivables outstanding to $59.0 million for the three months ended June 30, 1998 from $26.7 million for the same period of 1997. This increase results from the corresponding increase in sales of used cars during the three months ended June 30, 1998.

        Interest expense on finance receivables increased to $1.3 million for the three months ended June 30, 1998 from $.6 million for the same period in 1997. The increase reflects the higher level of finance receivables, which was only partially offset by the reduction in the interest rate on the borrowed funds to 11% for the three months ended June 30, 1998 from 11.5% for the three months ended June 30, 1997.

        A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and accrued interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended June 30, 1998 was $2.1million compared to $.5 million for the same period in 1997. The increase reflects the significantly higher amount of finance receivables outstanding.

        Operating income for the three months ended June 30, 1998 was approximately $1.2 million compared to an operating income of $1.0 million for the same period in 1997 as a result of a lower provision for credit losses as a percentage of income on finance receivables.


NEW CAR DEALERSHIPS

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Sales at new car dealerships...................     $  6,226        100.0%          --          --
Cost of sales at new car dealership............        5,400         86.7           --          --
                                                       -----       ------
        Gross profit...........................          826         13.3           --          --
Operating expenses.............................        1,004         16.2           --          --
                                                       -----         ----
         Operating loss........................     $   (178)        (2.9)%         --          --

        The Company acquired two new car dealerships in August 1997. Sales at new car dealerships were $6.2 million during the three months ended June 30, 1998. During the three months ended June 30, 1998, the Company sold 275 cars at its two new car dealerships. The gross profit on sales at the new car dealerships was $.8 million during the three months ended June 30, 1998.

        The Company's operating expenses of $1.0 million during the three months ended June 30, 1998 exceeded the gross profit during such period, resulting in an operating loss at the new car dealerships of $178,000.

CORVETTE PARTS AND ACCESSORIES

                                                  THREE MONTHS ENDED        THREE MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Sales of Corvette parts and accessories.....      $   6,048       100.0%     $  5,268        100.0%
Cost of Corvette parts and accessories......          3,880        64.2         3,250         61.7
                                                      -----        ----         -----        -----
        Gross profit........................          2,168        35.8         2,018         38.3
Operating expenses..........................          1,141        18.8         1,173         22.3
                                                      -----        ----         -----        -----
         Operating income (loss)............      $   1,027        17.0%     $    845         16.0%

        Sales of Corvette parts and accessories increased to $6 million for the three months ended June 30, 1998 compared to $5.3 million for the same period in 1997. The increase in sales reflects an additional mailing of Eckler's mail order catalog in late 1997.

        Although gross profit increased to $2.2 million for the three months ended June 30, 1998 from $2.0 million for the three months ended June 30, 1997, the gross margin on sales of Corvette parts and accessories declined to 35.8% during the three months ended June 30, 1998 from 38.3 % during the three months ended June 30, 1997 as a result of sales of lower margin items in the 1998 period.

        The decrease in operating expenses to $1.1 million during the three months ended June 30, 1998 as compared to $1.2 million during the three months ended June 30, 1997 was due to the reallocation of certain expenses to corporate overhead.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

        REVENUES. The Company's revenues were $72.7 million for the six months ended June 30, 1998 compared to $22.1 million for the same period in 1997. The increase for the first six months of 1998 reflects primarily the increase to 24 used car stores at June 30, 1998 as compared to 10 used car stores at June 30, 1997. In addition, the 1997 first six months revenues reflect less than a full six months of operations of the Predecessors, whereas the 1998 first six months revenues reflect a full six months of operations of all of the used car companies acquired by the Company during 1997 and of two new car dealerships acquired in August 1997, as well as an increase in the average number of used cars sold during the period.

        COSTS AND EXPENSES. Cost of sales increased to $50.1 million for the six months ended June 30, 1998 compared to $14.5 million for the same period in 1997. The increase in cost of sales at the used car stores primarily reflects the opening of additional used car store locations as discussed above and, to a lesser extent, inclusion in the first six months of 1998 of a full six months of operations of the Predecessors. As a percent of sales, the cost of sales at the used car stores declined to 65.0% from 67.6% in 1997, reflecting management's focus on increasing gross margins as well as an increase in average sales volume per store. The cost of sales for the Corvette parts and accessories increased to 64.1% from 61.6% of sales, reflecting an increase in sales of lower margin items.

        The Company's selling, general and administrative expenses increased to $15.1 million for the six months ended June 30, 1998 from $10.0 million for the same period in 1997 excluding $1.7 million in settlement payments to terminated employees and consultants of the Predecessors during the six months ended June 30, 1997. The results reflect a decrease as a percentage of revenues to 20.7% in the first six months of 1998 from 45.3% in the comparable 1997 period as a result of better utilization of the Company's infrastructure, including centralized marketing, accounting and management information functions.

        During the first six months of 1997, the Company recognized a charge of $3.2 million for compensation expense related to employee and director stock options. The Company did not have a comparable expense during the six month period ended June 30, 1998.

        INTEREST EXPENSE AND OTHER INCOME. Interest expense totaled $4.0 million for the six months ended June 30, 1998 compared to $1.7 million for the same period in 1997, an increase of 131%. The increase resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables and inventory as the Company expanded its operations.

        Other income totaled $.6 million for the six months ended June 30, 1998 compared to $44,000 for the same period in 1997. The 1998 amount is comprised primarily of additional fees generated at the new car dealerships ($338,000) and recoupment of prior year's expenses ($166,000).

        NET INCOME. Net income totaled $4.1 million for the six months ended June 30, 1998 as compared to a net loss of $7.3 million for the same period in 1997. The improvement resulted primarily from the refocusing of the Company's strategy, the restructuring of its operations during the last quarter of 1997 and increased levels of business activities.

SEGMENT INFORMATION

        The Company is comprised of four segments: used car stores, financing of used car sales, new car dealerships and Corvette parts and accessories. The Company's results of operations are most meaningful when analyzed and discussed by segment.

USED CAR STORES

                                              SIX MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30, 1998             JUNE 30, 1997
                                          ------------------------- -------------------------
                                                        (DOLLARS IN THOUSANDS)

Sales at used car stores..............   $ 40,603         100.0%   $ 11,789       100.0%
Cost of sales at used car stores......     26,376          65.0       7,967        67.6
                                           ------          ----       -----        ----
         Gross profits................     14,227          35.0       3,822        32.4
Operating expenses....................      7,149          17.6       2,031        17.2
                                            -----          ----       -----        ----
          Operating income............   $  7,078           17.4%  $  1,791        15.2

        Sales at used car stores increased to $40.6 million for the six months ended June 30, 1998 compared to $11.8 million for the same period in 1997. The increase in sales reflects the sale of 4,435 cars at the 24 used car stores that were open during the 1998 period as compared to the sale of 1,096 cars at the 10 used car stores that were open during the 1997 period. In addition, the average number of used cars sold per store increased to 185 cars for the six months ended June 30, 1998 as compared to average sales of 110 used cars for the same period of 1997.

        Gross profit increased to $14.2 million during the six months ended June 30, 1998 from $3.8 million during the six months ended June 30, 1997. Gross profit as a percentage of sales increased to 35.0% for the six months ended June 30, 1998 as compared to 32.4% for the six months ended June 30, 1997. The improvement resulted primarily from management's focus on increasing gross margins, as well as a higher average sales volume per store.

        Operating expenses relating to sales at used car stores increased to $7.1 million from $2.0 million as a result of the increase in the number of used car stores.

FINANCING OF USED CAR SALES

                                                   SIX MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Income on finance receivables............      $  6,942         100.0%   $  1,723       100.0%
Provision for credit losses..............         4,418          78.5       1,549        90.0
Operating expenses.......................         1,401          20.2         803        46.5
                                               --------          ----    --------        ----
      Operating income loss..............         1,123           1.3        (629)       36.5
Interest expense on finance receivables..         2,374          34.2       1,031        59.8
                                               --------          ----    --------        ----
       Net income (loss).................      $ (1,251)        (32.9)%  $ (1,660)      (96.3)%

        Income on finance receivables increased to $6.9 million for the six months ended June 30, 1998 from $1.7 million for the same period in 1997. The increase reflects the increase in the average net finance receivables outstanding to $52.5 million for the six months ended June 30, 1998 from $19.9 million for the same period of 1997. This increase results from the corresponding increase in sales of used cars during the six months ended June 30, 1998.

        Interest expense on finance receivables increased to $2.4 million for the six months ended June 30, 1998 from $1.0 million for the same period in 1997. The increase reflects the higher level of finance receivables, which was only partially offset by the reduction in the interest rate on the borrowed funds, to 11.0% for the six months ended June 30, 1998 from 11.5% for the six months ended June 30, 1997.

        A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and accrued interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the six months ended June 30, 1998 was $4.4 million compared to $1.5 million for the same period in 1997. The increase reflects the significantly higher amount of finance receivables outstanding.

        The net loss for the six months ended June 30, 1998 was approximately $1.7 million compared to a net loss of $1.7 million for the same period in 1997 as a result of a lower provision for credit losses as a percentage of income on finance receivables. Net losses resulted from the recognition of the provision for credit losses on the significant increase in finance receivables originated during the first six months of 1998 and 1997.

NEW CAR DEALERSHIPS

                                                   SIX MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Sales at new car dealerships.................    $ 14,349          100.0%        --          --
Cost of sales at new car dealerships.........      12,587          87.7          --          --
                                                   ------          ----
        Gross profit.........................       1,762          12.3          --          --
Operating expenses...........................       2,003          14.0          --          --
                                                    -----          ----
         Operating loss......................    $   (241)        (1.7)%         --          --

        The Company acquired two new car dealerships in August 1997. Sales at new car dealerships were $14.3 million during the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company sold 675 cars at its two new car dealerships. The gross profit on sales at the new car dealerships was $1.8 million during the six months ended June 30, 1998.

        The Company's operating expenses of $2.0 million during the six months ended June 30, 1998 exceeded the gross profit during such period, resulting in an operating loss at the new car dealerships of $241,000.

CORVETTE PARTS AND ACCESSORIES

                                                   SIX MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30, 1998             JUNE 30, 1997
                                               ------------------------- -------------------------
                                                             (DOLLARS IN THOUSANDS)

Sales of Corvette parts and accessories.....    $  10,411      100.0%  $  7,972       100.0%
Cost of Corvette parts and accessories......        6,677       64.1      4,909        61.6
                                                ---------      ------  --------        -----
        Gross profit........................        3,734       35.9      3,063        38.4
Operating expenses..........................        2,107       20.3      2,817        35.3
                                                ---------      ------  --------        ----
         Operating income...................    $   1,627       15.6%  $    246         3.1%

        Sales of Corvette parts and accessories increased to $10.4 million for the six months ended June 30, 1998 compared to $8.0 million for the same period in 1997. The increase in sales reflects an additional mailing of Eckler's mail order catalog in late 1997.

        Although gross profit increased to $3.7 million for the six months ended June 30, 1998 from $3.1million for the six months ended June 30, 1997, the gross margin on sales of Corvette parts and accessories declined to 35.9% during the six months ended June 30, 1998 from 38.4 % during the six months ended June 30, 1997 as a result of sales of lower margin items in the 1998 period.

        The decrease in operating expenses to $2.1 million during the six months ended June 30, 1998 as compared to $2.8 million during the six months ended June 30, 1997 was due to the reallocation of certain expenses to corporate overhead.

CREDIT LOSSES

        GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

        The allowance decreased from 17.1% of outstanding principal balances as of December 31, 1997 to 15.0% as of June 30, 1998. The following table reflects activity in the allowance for the six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997.

                                                         SIX MONTHS ENDED
                                                            JUNE 30,
                                                   -----------------------
                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                1998         1997        1997
                                                ----         ----        ----
                                                      (DOLLARS IN THOUSANDS)

Balance, beginning of period..............    $  6,857           --          --
Balance at dates of acquisitions..........          --     $  5,628    $  5,628
Provision for credit losses...............       4,419        3,469       4,941
Net charge offs...........................      (1,939)      (2,785)     (3,712)
                                              --------     --------    --------
Balance, end of period....................    $  9,337      $ 6,312    $  6,857
Allowance as a percentage of finance
receivables...............................        15.0%        19.0%       17.1%


        NET CHARGE OFFS. The Company's policy is to charge off finance receivables when they are deemed uncollectible but in any event at such time as a finance receivable is delinquent for 90 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus accrued but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value (typically "Clean Black Book") of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997.

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                               -----------------------
                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                               1998      1997       1997
                                               ----      ----       ----
                                                  (DOLLARS IN THOUSANDS)

Principal Balances........................
Collateral repossessed....................  $  5,887     $  3,818     $  7,920
Other.....................................        --           36           37
                                            ---------    --------     --------
Total principal balances..................     5,887        3,854        7,957
Recoveries, net...........................    (3,948)      (1,069)      (4,245)
                                            ---------    --------     --------
Net charge offs...........................     1,939        2,785        3,712
Average principal balances................    52,547       19,907       27,325
Net charge offs as a percentage of
 average principal balance outstanding....      3.7%        14.0%        13.6%

     DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reflects the principal balance of delinquent finance receivables as a percentage of total outstanding principal balances of the Company's finance receivables portfolio as of June 30, 1998 and 1997 and as of December 31, 1997.


                                                   AS OF JUNE 30,
                                                                  AS OF
                                                                  DECEMBER 31,
                                                 1998      1997   1997
                                                 ----      ----   ----
Aging Percentages:
Principal balances current...................    94.7%     88.0%  91.1%
Principal balances 31 days to 60 days........     2.2       5.9    4.0
Principal balances over 60 days..............     3.1       6.1    4.9
Total over 31 days   ........................     5.3      12.0    8.9


        The Company's improved delinquency experience on its finance receivables portfolio is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires capital to support increases in finance receivables, car inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources potentially available to the Company include operating cash flow, third-party investors, financial institution borrowings, borrowings against finance receivables and the securitization of its finance receivables.

        Net cash provided by (used for) operating activities was approximately $3.6 million and ($2.0) million for the six month periods ended June 30, 1998 and 1997, respectively. Net cash provided from operating activities in the first six months of 1998 primarily reflected the net income for the period which was partially offset by increases in accounts receivable and inventory. The increase from the first six months of 1997 was primarily a result of the large net loss in the first six months of 1997.

        Cash used in investing activities was approximately $24.8 million and $15.2 million during the six months ended June 30, 1998 and 1997, respectively. The 1998 amount primarily reflects increases in finance receivables. The 1997 amount reflects an increase in finance receivables associated with acquisitions during the first six months of 1997.

        Cash provided by financing activities was approximately $23.9 million and $18.2 million during the six months ended June 30, 1998 and 1997, respectively. In the first six months of 1998, the Company increased its notes payable on finance receivables by $14.5 million and borrowed $7.0 million. In the first six months of 1997, the Company raised approximately $0.6 million through a sale of preferred stock and increased its line of credit and floorplan borrowings by approximately $11.7 million.

        The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997 and was increased to a maximum commitment of $75.0 million, effective May 11, 1998. Under the Finova Revolving Facility, the Company may borrow up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 1999, at which time its renewal will be subject to renegotiations. The Finova Revolving Facility is secured by substantially all of the Company's finance receivables. As of June 30, 1998 and December 31, 1997, the principal amount outstanding under the Finova Revolving Facility was $45.9 million and $31.4 million, respectively. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (11.0% as of June 30, 1998).

        In the first six months of 1998 and in 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance of $2.5 million at June 30, 1998 and $2.7 million at December 31, 1997. The maximum commitment under the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's used car inventory and bears interest at 1.5% over the prime rate (10.0% as of June 30, 1998). Amounts outstanding are payable on the earlier of the day after a car is sold or 180 days after the floorplan advance.

        The Company finances its new car inventory through manufacturer floorplan facilities. The Company's floorplan facility with Volvo Finance North America, Inc. has a maximum commitment of $3.3 million, bears interest at 1.0% above the prime rate (9.5% as of June 30, 1998), and at June 30, 1998 and December 31, 1997 had outstanding balances of $3.2 million and $3.3 million, respectively. The Company's floorplan facility with Nissan Motor Acceptance Corporation has a $3.0 million maximum commitment, bears interest at 1.0% above prime (9.5% as of June 30, 1998), and at June 30, 1998 and December 31, 1997 had outstanding balances of $2.8 million and $2.3 million, respectively.

        In December 1997, the Company completed an offering to institutional investors of 400 units of Series A Redeemable Convertible Preferred Stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $3.9 million. Each unit consisted of one share of Series A Redeemable Convertible Preferred Stock and a five-year warrant to acquire 1200 shares of Common Stock for each preferred share purchased. The exercise price of the warrants are $8.10 for 90,000 shares and $5.23 for 30,000 shares. As of June 30, 1998 all but one share of the Series A Redeemable Convertible Preferred Stock had been converted into Common Stock.

        In May 1998, the Company sold to a private investment group 220 shares of the Company's Series B Convertible Preferred Stock for $10,000 per share for an aggregate of $2.2 million. The Series B Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $5.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series B Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

        In June 1998, the Company sold to a private investment group 24.98 shares of the Company's Series C Convertible Preferred Stock for $10,000 per share for an aggregate of $249,800. The Series C Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $5.59 per share. After December 2, 1999, the Company may, at its option, redeem the Series C Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series C Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

        In June 1998, the Company sold to a private investment group 350 shares of the Company's Series D Convertible Preferred Stock for $10,000 per share for an aggregate of $3,500,000. The Series D Convertible Preferred Stock has an 11.0% dividend until June 2003 when the dividend rate increases to 20% per year and is convertible into Common Stock at a conversion rate of $6.00 per share. After June 22, 2001, the Company may, at its option, redeem the Series D
Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series D Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

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

        Eckler's business is also subject to seasonal fluctuations. Historically, Eckler's has realized a higher portion of its revenues in the second and third quarters of the calendar year and the lowest portion of its revenues in the fourth quarter. Eckler's is particularly dependent on sales to Corvette enthusiasts during the spring and summer months.

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

YEAR 2000

        At the beginning of the third quarter of 1996, the Company's primary operating system and its peripherals were made Year 2000 compliant. Beginning in the first quarter of 1997, all new software on the Eckler's computer system was developed and tested to be Year 2000 compliant. All of Eckler's existing core applications are to be modified and tested for Year 2000 compliance no later than the last quarter of 1998. All new computer systems and software installations, including the computer systems of the Company's subsidiaries other than Eckler's, are currently Year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems and historical information are or are expected to be in compliance no later than the fourth quarter of 1998. The Company continues to evaluate other computerized equipment to include security systems, fire control systems and power control systems to determine whether they are Year 2000 compliant. The anticipated expense associated with the year 2000-compliance project will not include additional hardware cost or external staffing. The Company's computer systems and software are generally new and are Year 2000 compliant. All systems are expected to be in compliance by the last quarter of 1998.

RECENT ACCOUNTING PRONOUNCEMENT

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Adoption of these standards is not expected to have a material adverse effect on the Company's financial statements. The Company elected early adoption of FAS 131 during the three months ended June 30, 1998.

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 required companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derviative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company does not invest or trade in foreign currency or commodity transactions, which would ordinarily be subject to market risk. The interest rate on the Company's revolving credit facility with Finova Capital Corporation is based on the prime rate plus 2.5 percent. Accordingly, a significant increase or decrease in the prime rate could affect the Company's earnings in the future. The Company believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates.

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

                             SMART CHOICE AUTOMOTIVE GROUP, INC.

                                      OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Described below are the sales of securities by the Company during the second quarter of 1998 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

        On various dates during the three months ended June 30, 1998, the Company issued Common Stock to holders of the Company's Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"), on conversion of Series A Preferred Stock. The Company had issued the Series A Preferred Stock in 1997 to institutional investors. The Series A Preferred Stock was converted into Common Stock at a conversion price that was based on the market price of the Common Stock at the time of conversion. A total of 958,000 shares of Common Stock were issued in the second quarter of 1998 on conversion of the Series A Preferred Stock.

        On various dates during the three months ended June 30, 1998, the Company issued Common Stock to holders of the Company's 12% convertible notes due April 15, 1998 (the "Notes") on conversion of the Notes. The Company had issued the Notes in 1997 to institutional and individual accredited investors. The Notes were converted into Common Stock at a conversion price that was based on the market price of the Common Stock at the time of conversion. A total of 280,000 shares of Common Stock were issued in the second quarter of 1998 on conversion of the Notes.

        In May 1998, the Company sold to a private investment group 220 shares of the Company's Series B Convertible Preferred Stock for $10,000 per share for an aggregate of $2.2 million. The Series B Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $5.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series B Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

        In June 1998, the Company sold to a private investment group 24.98 shares of the Company's Series C Convertible Preferred Stock for $10,000 per share for an aggregate of $249,800. The Series C Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $5.59 per share. After December 2, 1999, the Company may, at its option, redeem the Series C Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series C Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

        In June 1998, the Company sold to a private investment group 350 shares of the Company's Series D Convertible Preferred Stock for $10,000 per share for an aggregate of $3,500,000. The Series D Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $6.00 per share. After June 22, 2001, the Company may, at its option, redeem the Series D Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series D Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

ITEM 3. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On June 24, 1998, the Company held its 1998 annual meeting of shareholders (the "Annual Meeting"). At the Annual Meeting directors were elected as set forth below and the shareholders of the Company approved the following matters by the votes indicated:

        1. The following persons were elected to serve as directors of the Company for the terms indicated:
                                                 TERM                  WITHHOLD
                                          CLASS  (YEARS)   FOR        AUTHORITY

               Robert J. Abrahams           I      3     8,758,465      101,640
               Gary R. Smith                I      3     8,758,465      101,630
               Craig Macnab                 I      3     8,758,465      101,630
               Jeffrey Congdon              II     2     8,758,465      101,630
               John W. Holden, Jr.          II     2     8,758,465      101,630
               Gerald C. Parker             III    1     8,758,465      101,630
               Donald J. Wojnowski, Jr.     III    1     8,758,475      101,630

        2. Approval of an amendment to the Company's Bylaws to provide for classification of the Company's Board of Directors into three classes serving staggered terms as described above. For - 5,125,414; against - 156,300; abstain - 43,116.

        3. Approval of the Company's 1998 Executive Incentive Compensation Plan. For - 5,023,799; against - 207,686; abstain - 40,416.

        4. Approval of a specific stock option grant of 12,500 shares of Common Stock to each of the Company's outside directors as their 1998 director compensation. For - 5,053,654; against - 209,269; abstain - 59,905.

        5. Approval of a specific stock grant of 2,000 shares of Common Stock to each of 24 of the Company's automobile sales managers to vest if sales goals are met. For - 5,127,461; against - 166,889; abstain - 30,380.

ITEM 4.  OTHER INFORMATION

        The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify, in its proxy statement or form of proxy for its annual meeting of stockholders, that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters not identified in the proxy statement that may be raised at the meeting, if the registrant first mailed its proxy materials for the prior year's annual meeting of stockholders, or by such other date as may be specified in an advance notice provision adopted by the registrant. The Company has not adopted an advance notice provision. The Company first mailed its proxy materials for its 1998 Annual Meeting of Stockholders on May 22, 1998. Under the SEC's amended rules, the 45-day deadline for notice to the Company of matters to be raised at the Company's 1999 Annual Meeting of Stockholders is thus March 8, 1999. Any stockholder who wishes to have a proposal included in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must submit the proposal to the Company by January 22, 1999.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

EXHIBIT                                        FILED HEREWITH OR INCORPORATED BY
LIST            EXHIBIT DESCRIPTION            REFERENCE TO:

 3.1    Third Articles of Amendment to         Exhibit 3.1 to Form 10-Q filed on May
        Articles of Incorporation.             15, 1998.

 3.2    Fourth  Articles  of  Amendment  to    Exhibit  3.2.4 to Form S-1 filed on
        Articles of Incorporation.             July 17, 1998.

 3.3    Fifth  Articles  of  Amendment  to     Exhibit  3.2.5 to Form S-1  filed on
        Articles of Incorporation.             July 17, 1998.

11.0    Statement re computation of per        Filed herewith.
        share earnings.

27.0    Financial Data Schedule.               Filed herewith.




(B)     REPORTS ON FORM 8-K

               None.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 1998.


                                   SMART CHOICE AUTOMOTIVE GROUP, INC.


                                   By:   /S/ GARY R. SMITH
                                   --------------------------------------------
                                         Gary R. Smith
                                         President and Chief Executive Officer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES               TITLE                           DATE
        ----------               -----                           ----


  /S/ GARY R. SMITH          President and Chief Executive     August 19, 1998
-------------------          Officer, Director
Gary R. Smith


/S/ JOSEPH E. MOHR           Chief Financial Officer,           August 19, 1998
-------------------          (Principal Financial and
Joseph E. Mohr               Accounting Officer)