Form 10-K/A
period 1997-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-08-20
CIK 949091

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-3

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

     Smart Choice Automotive Group, Inc., the Registrant, hereby amends Item 5 of its Annual Report on Form 10-K for 1997 as set forth in the pages attached hereto.

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

     The Company entered into an agreement dated December 24, 1997 (the "Letter Agreement") with Sands Brothers & Co., Ltd. ("Sands") under which Sands agreed to provide the Company with certain financial and advisory services and the Company agreed to issue to Sands warrants (the "Warrants") to purchase 90,000 shares of Common Stock for an exercise price of $4.00 per share, 40,000 of which were to vest on December 24, 1997 and 50,000 of which were to vest on January 23, 1998. The Letter Agreement provides that the Warrants are exercisable until December 24, 2002.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 3 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August __, 1998.

                             SMART CHOICE AUTOMOTIVE GROUP, INC.


                             By:
                             -----------------------------------
                                  Joseph E. Mohr
                                  Chief Financial Officer