Form 10-Q
period 1998-09-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1998-11-16
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED              SEPTEMBER 30, 1998
                                        ----------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ____________________

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

                                 (407) 269-9680
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                           --------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES    X_    NO ______

     INDICATE NUMBER OR SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

     AS OF NOVEMBER 13, 1998, 6,597,504 SHARES OF THE REGISTRANT'S COMMON STOCK WERE ISSUED AND OUTSTANDING.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                      PAGE

PART I  - FINANCIAL STATEMENTS

     Item 1.  Financial Statements                                       3

       Condensed Consolidated Balance Sheets       -
       September 30, 1998 and December 31, 1997                          4

       Condensed Consolidated Statements of Operations  -
       Three and Nine Months Ended September 30, 1998 and 1997           6

       Condensed Consolidated Statements of Cash Flow  -
       Nine Months Ended September 30, 1998 and September 30, 1997       7

       Notes to Condensed Consolidated Financial Statements              9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10

Part II  OTHER INFORMATION                                              31

     Item 1.  Legal Proceedings                                         31

     Item 2.  Changes in Securities                                     31

     Item 4.  Other Information                                         32

     Item 5.  Exhibits and Reports on Form 8-K                          44

                                     PART I
                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              FINANCIAL STATEMENTS


         ITEM 1.  FINANCIAL STATEMENTS.




                                                                          SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                        CONDENSED CONSOLIDATED BALANCE SHEETS



---------------------------------------------------------------------------------------------------------
                                       As of September 30, 1998          As of December 31, 1997
---------------------------------------------------------------------------------------------------------
                                                 (Unaudited)                     (Audited)
 ASSETS
   Cash and cash equivalents                     $    608,584                    $  1,066,949
   Accounts receivable                              3,785,945                       1,773,124
   Finance receivables
    Principal balances, net                        75,520,203                      40,084,412
    Less: allowance for credit losses             (11,155,823)                     (6,857,265)
---------------------------------------------------------------------------------------------------------
            Finance receivables, net               64,364,380                      33,227,147

   Inventories, at cost                            21,987,960                      15,516,084
   Land held for resale                                    --                       1,050,000
   Property and equipment, net                      9,632,474                       9,214,207
   Notes receivable                                        --                          46,280
   Deferred debt costs, net                           276,455                         426,823
   Deferred stock offering costs                    1,233,864                              --
   Goodwill, net                                   25,074,079                      25,562,162
   Prepaid expenses                                 1,780,740                       1,008,229
   Deposits and other assets                          269,717                         213,986

---------------------------------------------------------------------------------------------------------
                                                $ 129,014,198                    $ 89,104,991

---------------------------------------------------------------------------------------------------------
                                 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                     CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                   As of September 30, 1998      As of  December 31, 1997

----------------------------------------------------------------------------------------------------------
                                                              (Unaudited)                (Audited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
   Liabilities:
       Accounts payable                                     $  5,964,215            $   5,259,903
       Accrued expenses                                        3,354,175                4,633,841
       Line of credit, net of discount                        58,541,725               31,229,600
       Floorplans payable                                      6,803,012                8,287,092
       Capital lease obligations                               1,034,390                  940,280
       Notes payable                                          30,720,722               29,197,458
       Other liabilities                                              --                   94,913
---------------------------------------------------------------------------------------------------------
   Total liabilities                                         106,418,239               79,643,087
---------------------------------------------------------------------------------------------------------

   Redeemable convertible preferred stock                         10,000                4,941,834

   Stockholders' equity:
       Preferred stock                                         5,949,812                       --
       Common stock                                               65,976                   48,670
       Additional paid in capital                             30,683,828               24,157,126
       Accumulated deficit                                   (14,113,657)             (19,685,726)
---------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                 22,585,959                4,520,070
---------------------------------------------------------------------------------------------------------

                                                            $129,014,198            $  89,104,991
---------------------------------------------------------------------------------------------------------
      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                    (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                   Nine Months Ended
                                                                      September 30                         September 30
                                                                 1998              1997               1998             1997
--------------------------------------------------------------------------------------------------------------------------------
 VEHICLE AND RELATED REVENUES:
    Sales of used vehicles                                    $ 23,306,072      $ 10,941,288     $ 63,908,603      $ 22,730,067
    Income on finance receivables                                4,972,448         2,173,807       11,914,587         4,624,482
    Sales of new vehicles                                        6,231,898         2,624,884       20,581,091         2,624,884
    Income from parts and accessories                            4,284,726         4,419,463       14,696,267        12,391,663
    Income from insurance and training                             635,809           352,347        1,061,841         1,003,603

--------------------------------------------------------------------------------------------------------------------------------
                                                                39,430,953        20,511,789      112,162,389        43,374,699
--------------------------------------------------------------------------------------------------------------------------------
 COST AND EXPENSES:
    Cost of used vehicles sold                                  15,268,886         7,316,758       41,645,117        16,011,303
    Provision for credit losses                                  3,782,525           862,370        8,201,409         2,411,181
    Cost of new vehicles sold                                    5,509,917         2,303,936       18,097,006         2,303,936
    Cost of parts and accessories sold                           2,842,530         2,935,303        9,519,318         7,844,569
    Cost of insurance and training                                  16,758            20,205           76,353            56,919
    Selling, general and administrative expenses                 8,534,944         5,332,674       23,617,208        15,352,522
    Compensation expenses related to
        employee stock options                                          --            29,848               --         3,244,615
--------------------------------------------------------------------------------------------------------------------------------
                                                                35,955,560        18,801,094      101,156,411        47,225,045
--------------------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM OPERATIONS                                   3,475,393         1,710,695       11,005,978        (3,850,346)
--------------------------------------------------------------------------------------------------------------------------------
    Interest expense                                             2,183,927         1,710,656        6,216,210         3,459,269
    Other income                                                  (509,771)         (135,689)      (1,133,614)         (249,438)
    Miscellaneous expense                                               --             1,047           14,383            71,265
--------------------------------------------------------------------------------------------------------------------------------
                                                                 1,674,156         1,576,014        5,096,979         3,281,096
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                1,801,237           134,681        5,908,999        (7,131,442)
PREFERRED STOCK                                                   (173,245)               --         (337,084)               --
DIVIDENDS
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                   $  1,627,992        $  134,681       $5,571,915       $(7,131,442)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
--------------------------------------------------------------------------------------------------------------------------------
                                                  BASIC              $ .25             $ .03            $ .92            $(1.64)
                                             -  DILUTED              $ .23             $ .03            $ .86                --

WEIGHTED AVERAGE NUMBER OF SHARES
 AND SHARE EQUIVALENTS OUTSTANDING:
                                               -  BASIC          6,578,698         4,626,226        6,056,234         4,346,235

                                                DILUTED          7,430,665         5,002,106        7,033,419                --
--------------------------------------------------------------------------------------------------------------------------------
      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                   SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------
                                                               Nine Months Ended     Nine Months Ended
                                                               September 30, 1998    September 30, 1997
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $    5,908,999      $   (7,131,442)
   Adjustments to reconcile net loss to
   Net cash provided by (used for) operating activities:
   Provision for credit losses                                     8,201,409           1,130,195
   Common stock and options issued for consulting fees                36,376             127,806
   Gain on debt extinguishment                                      (165,967)                 --
   (Gain) loss on disposal of fixed assets                           (43,381)             16,649
   Stock option compensation                                              --           3,244,615
   Depreciation and amortization                                    1,816,703          1,257,016
   Cash provided by (used for):
   Accounts receivable                                             (2,240,754)          (627,785)
   Inventory                                                       (6,471,876)        (4,432,309)
   Prepaid expenses                                                  (956,111)           238,579
   Other assets                                                       (33,617)          (423,190)
   Accounts payable                                                   704,312          1,275,522
   Accrued expenses and other liabilities                          (1,368,375)         2,677,352
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities          $     5,387,718      $  (2,646,992)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in finance receivables                                (39,338,642)        (6,220,717)
   Cash for acquisitions, net of cash acquired                             --         (8,100,020)
   Advances to acquired companies prior to acquisition                     --         (3,184,129)
   Increase in deposits                                               (54,015)          (822,200)
   Increase in deferred acquisition costs                                                (51,717)
   Payment (issuance) of notes receivable                              46,280           (630,167)
   Purchase of property and equipment                              (1,057,971)          (656,434)
   Proceeds from disposal of property & equipment                   1,093,381            138,293
   Other                                                                   --            (47,047)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                         $   (39,310,967)     $ (19,574,138)
---------------------------------------------------------------------------------------------------------------------------------
                             CONTINUED ON NEXT PAGE




                                                                                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                               (CONTINUED)
                                                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  --------------------------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended            Nine Months Ended
                                                                          September 30, 1998           September 30, 1997
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                                           (4,273,648)                  $(2,960,890)
    Proceeds from issuance of notes payable                                        7,082,000                     8,662,812
    Increase in deferred debt costs                                                  (52,530)                     (667,132)
    Increase in deferred stock offering cost                                      (1,233,864)
    Proceeds from issuance of preferred stock                                      5,891,410                       590,000
    Purchase of treasury stock                                                            --                       (13,590)
    Proceeds from issuance of convertible debentures                                      --                     1,350,000
    Bank overdraft                                                                        --                       (82,884)
    Proceeds from issuance of common stock                                           404,350                            --
    Proceeds from line of credit borrowings                                       27,250,000                    13,862,090
    Payments on floor plan notes payable                                          (1,484,080)                    2,378,293
    Payment of dividends                                                            (212,864)                           --
    Proceeds from capital lease obligations                                           94,110                            --
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                   $ 33,464,884                  $ 23,118,699
---------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (458,365)                      897,569

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,066,949                            --
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  608,584                    $  897,569
---------------------------------------------------------------------------------------------------------------------------
                                 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                          SMART CHOICE AUTOMOTIVE GROUP, INC.
                        NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
                                                                   (UNAUDITED)
------------------------------------------------------------------------------

NOTE 1  -  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company") reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Consolidated Balance Sheet as of December 31, 1997 was derived from audited consolidated financial statements as of that date but does not include all of the information and notes required by generally accepted accounting principles. It is suggested that these condensed consolidated financial statements be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - FINANCE RECEIVABLES

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sales contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of September 30, 1998:

                                                            SEPTEMBER 30, 1998
------------------------------------------------------------------------------
    Contractually scheduled payments                             $ 107,615,521
    Less: unearned finance charges                                 (33,292,915)
------------------------------------------------------------------------------
    Outstanding principal balances                                  74,322,606
    Add: loan origination costs                                      1,197,597
------------------------------------------------------------------------------
    Principal balances, net                                         75,520,203
    Less:  allowance for credit losses                             (11,155,823)
------------------------------------------------------------------------------
    Finance receivables, net                                     $  64,364,380
------------------------------------------------------------------------------

NOTE 3 - PRESENTATION OF DEALERSHIP REVENUES AND COST OF REVENUES

The Company generates revenue from sales at used car stores, income on finance receivables, sales at new car dealerships, sales of Corvette parts and accessories and income from insurance and training. Cost of revenues include cost of sales at used cars stores, the provision for credit losses, cost of sales at new car dealerships, cost of Corvette parts and accessories and costs of insurance and training.

The prices at which the Company sells its cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers, some of whom ultimately default.

NOTE 4 - EARNINGS PER SHARE

Net earnings per common share amounts are based on the weighted average number of common shares and potential common shares outstanding.

NOTE 5 - SEGMENT INFORMATION

The FASB issued Statement of Financial Accounting Standards No. 131(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management elected the early adoption of this pronouncement during the first quarter of 1998. SFAS 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

The Company's operations are classified into four reportable segments. The used car stores segment operates a network of 26 used car stores in Florida. The Company primarily sells used vehicles to payment sensitive non-prime customers who, most likely, would be unable to purchase a vehicle without financing through the Company's financing services segment. The financing services segment finances consumer purchases of used vehicles sold in the Company's used car stores. The new car dealerships segment operates two new car dealerships in Florida. The Corvette parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog.

The following table shows certain financial information by reportable segment as of and for the nine months ended September 30, 1998:

                                 USED CAR        FINANCING         NEW CAR         CORVETTE      CORPORATE    CONSOLIDATED
                                  STORES          SERVICES       DEALERSHIPS      PARTS AND      AND OTHER
                                                                                 ACCESSORIES
----------------------------- --------------- ----------------- --------------- --------------- ------------- --------------
        (UNAUDITED)

Sales                            $63,908,603      $ 11,914,587  $  20,581,091      $14,696,267  $  1,061,841   $112,162,389
Operating income (loss)           11,792,510         1,830,688       (316,366)       1,959,477    (4,115,529)    11,150,780
Depreciation and                     279,897            19,271         34,955          110,894     1,371,686      1,816,703
amortization
Identifiable assets               11,486,266        65,398,178      7,238,009       15,178,406    29,713,339    129,014,198
Capital expenditures                 740,246            68,578         35,635           85,789       127,723      1,057,971
Interest expense                      94,798         3,891,763        273,220              --      1,956,429      6,216,210



ITEM NO. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe", "expect", "anticipate", "estimate", "project", "intend" and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. Forward-looking statements may include, but not be limited to, projections of revenues, income or loss, plans for acquisitions and expansion, integration of new operations, financing needs, industry trends, consumer demand and levels of competition. These statements by their nature involve substantial risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those expressed in, contemplated by or underlying any such forward-looking statements. Statements contained in this "Management's Discussions and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements and elsewhere in this report describe factors, among others, that could contribute to or cause such differences.

     The following discussion and analysis regarding the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere.

OVERVIEW

     Smart Choice Automotive Group, Inc. operates 22 locations in Florida that sell used cars under the "First Choice" brand name. The Company's First Choice cars are three to six years old, have less than 80,000 miles and have undergone thorough inspection, reconditioning and, as necessary, repair. The Company also sells used cars that may not meet the First Choice criteria through four additional stores in Florida that operate under the "Team" name. Through its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells. The Company's customers typically have limited credit histories, low incomes and/or past credit problems.

     The Company also owns two new car dealerships in Florida, manufactures and sells Corvette parts and accessories through its subsidiary Eckler Industries, Inc., ("Eckler's"), sells insurance and provides dealership training services.

     THE PREDECESSOR ACQUISITION. On January 28, 1997, the Company, which was then named Eckler Industries, Inc., and was operating exclusively in the Corvette parts and accessories business, acquired Smart Choice Holdings, Inc. ("SCHI") the ("Predecessor Acquisition") through a merger between SCHI and an acquisition subsidiary of Eckler's. SCHI was engaged in the business of acquiring various automobile sales and finance companies. After the Predecessor Acquisition, the Company's name was changed to Smart Choice Automotive Group, Inc.

     In the Predecessor Acquisition, shareholders of SCHI were issued Common Stock having a majority of the voting rights of the Company. Therefore, the Predecessor Acquisition was accounted for as a purchase of Eckler's by SCHI (a reverse acquisition in which SCHI was considered the acquirer for accounting purposes).

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997


                                       Three Months Ended               Three Months Ended
                                       September 30, 1998               September 30, 1997
                                     -------------------------       ----------------------
                                                   (Dollars in Thousands)
                                                   ----------------------

Revenues.......................          $ 39,431       100.0%         $ 20,512      100.0%
Cost of Sales..................            27,422        69.5%           13,438       65.5%
                                           ------        ----            ------       ----
     Gross Profit..............            12,009        30.5%            7,074       34.5%
Operating Expenses.............             8,535        21.6%            5,363       26.1%
                                            -----        ----             -----       ----
     Operating Income (Loss)...             3,474         8.8%            1,711        8.3%


     REVENUES. The Company's revenues were $39.4 million for the three months ended September 30, 1998 compared to $20.5 million for the same period in 1997. The increase for the third quarter of 1998 reflects primarily the increase to 26 used car stores at September 30, 1998 as compared to 16 used car stores at September 30, 1997.

     COSTS AND EXPENSES. Cost of sales increased to $27.4 million for the three months ended September 30, 1998 compared to $13.4 million for the same period in 1997. The increase related primarily to the opening of additional used car stores referred to above.

     The Company's selling, general and administrative expenses increased to $8.5 million for the three months ended September 30, 1998 from $5.3 million for the same period in 1997 due to the increased operating activities incurred with additional car stores.


     INTEREST EXPENSE AND OTHER INCOME. Interest expense totaled $2.2 million for the three months ended September 30, 1998 compared to $1.7 million for the same period in 1997, an increase of 28%. The increase resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables and inventory as the Company expanded its operations.

     Other income totaled $.5 million for the three months ended September 30, 1998 compared to $135,689 for the same period in 1997. The 1998 amount is comprised primarily of commissions on insurance sales and additional fees generated at the new car dealerships.

     NET INCOME. Net income available to common stockholders totaled $1.6 million for the three months ended September 30, 1998 as compared to $134,681 for the same period in 1997. The improvement resulted primarily from the refocusing of the Company's strategy and the restructuring of its operations during the last quarter of 1997.

SEGMENT INFORMATION

     The Company is comprised of four segments: used car stores, financing of used car sales, new car dealerships and Corvette parts and accessories. The Company's results of operations are most meaningful when analyzed and discussed by segment.


USED CAR STORES

                                                          THREE MONTHS ENDED         THREE MONTHS ENDED
                                                          SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                                        ---------------------      -----------------------
                                                                      (DOLLARS IN THOUSANDS)
                                                                       ---------------------

Sales at used car stores................................  $23,306      100.0%      $10,941     100.0%
Cost of sales at used car stores........................   15,269       65.5         7,317      66.9
                                                           ------      -----       -------     -----
         Gross profits..................................    8,037       34.5         3,624      33.1
Operating expenses......................................    3,322       14.3         2,473      22.6
                                                           ------      -----       -------     -----
          Operating income..............................  $ 4,715       20.2%      $ 1,151      10.5%


     Sales at used car stores increased to $23.3 million for the three months ended September 30, 1998 compared to $10.9 million for the same period in 1997. The increase in sales reflects the sale of 2,192 cars at the 26 used car stores that were open during the 1998 period as compared to the sale of 837 cars at the 16 used car stores that were open during the 1997 period. In addition, the average number of used cars sold per store increased to 84 cars for the three months ended September 30, 1998 as compared to average sales of 52 used cars for the same period of 1997.

     The increase in cost of sales at the used car stores primarily reflects the opening of additional used car store locations as discussed above. As a percent of sales, the cost of sales at the used car stores declined to 65.5% from 66.9% in 1997, reflecting management's focus on increasing gross margins as well as a higher average sales volume per store.

     Gross profit increased to $8.0 million during the three months ended September 30, 1998 from $3.6 million during the three months ended September 30, 1997. Gross profit as a percentage of sales increased to 34.5% for the three months ended September 30, 1998 as compared to 33.1% for the three months ended September 30, 1997. The improvement resulted primarily from management's focus on increasing gross margins, as well as a higher average sales volume per store.

     Operating expenses relating to sales at used car stores increased to $3.3 million from $2.5 million as a result of the increase in the number of used car stores.

FINANCING OF USED CAR SALES

                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                          SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                         --------------------    -----------------------
                                                                     (DOLLARS IN THOUSANDS)
Income on finance receivables............................  $4,972    100.0%       $ 2,174       100.0%
Provision for credit losses..............................   3,783     76.1            862        39.7
Operating expenses.......................................     626     12.6            443        20.4
                                                            -----    -----          -----       -----            ----
       Operating income..................................     563     11.3            869        39.9
Interest expenses on finance receivables.................   1,517     30.5            900        41.4
                                                            -----    -----          -----       -----
       Net income (loss).................................  $ (954)   (19.2)%      $   (31)       (1.5)%


     Income on finance receivables increased to $5.0 million for the three months ended September 30, 1998 from $2.2 million for the same period in 1997. The increase reflects the increase in the average net finance receivables outstanding to $70.4 million for the three months ended September 30, 1998 from $35.3 million for the same period of 1997. This increase results from the corresponding increase in sales of used cars during the three months ended September 30, 1998.

     A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and accrued interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended September 30, 1998 was $3.7 million compared to $.9 million for the same period in 1997. The increase reflects the significantly higher amount of finance receivables originated during the period.

     Operating income for the three months ended September 30, 1998 was approximately $.6 million compared to an operating income of $.9 million for the same period in 1997 as a result of a higher provision for credit losses as a percentage of income on finance receivables.

     Interest expense on finance receivables increased to $1.5 million for the three months ended September 30, 1998 from $.9 million for the same period in 1997. The increase reflects the higher level of finance receivables, which was only partially offset by the reduction in the interest rate on the borrowed funds to 11% for the three months ended September 30, 1998 from 11.5% for the three months ended September 30, 1997.

NEW CAR DEALERSHIPS

                                                            THREE MONTHS ENDED     PERIOD FROM AUGUST 28, 1997
                                                            SEPTEMBER 30, 1998     TO SEPTEMBER 30, 1997
                                                           -------------------     ---------------------------
                                                                       (DOLLARS IN THOUSANDS)
Sales at new car dealerships............................    $6,232     100.0%      $ 2,625     100.0%
Cost of sales at new car dealership.....................     5,510      88.4         2,304      87.8
                                                             -----     -----         -----     -----
     Gross profit.......................................       722      11.6           321      12.2
Operating expenses......................................       798      12.8           418      15.9
                                                             -----     -----         -----     -----
     Operating loss.....................................    $  (76)     (1.2)%     $   (97)     (3.7)%


     The Company acquired two new car dealerships in August 1997. Sales at new car dealerships increased to $6.2 million during the three months ended September 30, 1998, compared to $2.6 million for the period ended September 30, 1997. The increase in sales reflects three months of operations versus the starting operations for the period from August 28, 1997 to September 30, 1997. Gross profit increased to $.7 million during the period ended September 30, 1998 from $.3 million during the period ended September 30, 1997. Gross profit as a percentage of sales decreased to 11.6% for the three months ended September 30, 1998 as compared to 12.2% for the period ended September 30, 1997.

     Operating expenses relating to sales at the new car dealerships increased to $.8 million from $.4 million. The increase in expenses reflects three months of operations versus the starting operations for the period from August 28, 1997 to September 30, 1997.


CORVETTE PARTS AND ACCESSORIES

                                                                THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                           -----------------------------   -------------------------
                                                                              (DOLLARS IN THOUSANDS)

Sales of Corvette parts and accessories..................       $ 4,285         100.0%         $4,419         100.0%
Cost of Corvette parts and accessories...................         2,843          66.3           2,935          66.4
                                                                 ------         -----           -----         -----
        Gross profit.....................................         1,442          33.7           1,484          33.6
Operating expenses.......................................         1,110          25.9           1,296          29.3
                                                                 ------         -----           -----         -----
        Operating income (loss).........................        $   332           7.8%         $  188           4.3%



     Sales of Corvette parts and accessories decreased to $4.3 million for the three months ended September 30, 1998 compared to $4.4 million for the same period in 1997. The decrease in sales reflects decreased contract sales versus the same period in 1997.

     The decrease in operating expenses to $1.1 million during the three months ended September 30, 1998 as compared to $1.3 million during the three months ended September 30, 1997 was due to the reallocation of certain expenses to corporate overhead.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997


                                       Three Months Ended               Three Months Ended
                                       September 30, 1998               September 30, 1997
                                     -------------------------       ----------------------
                                                   (Dollars in Thousands)
                                                   ----------------------

Revenues.......................          $112,162       100.0%         $ 43,375      100.0%
Cost of Sales..................            77,538        69.1%           28,628       66.0%
                                           ------        ----            ------       ----
     Gross Profit..............            34,624        30.9%           14,747       34.0%
Operating Expenses.............            23,617        21.1%           18,598       42.9%
                                           ------        ----            ------       ----
     Operating Income (Loss)...            11,007         9.8%           (3,851)      (8.9%)


     REVENUES. The Company's revenues were $112.2 million for the nine months ended September 30, 1998 compared to $43.4 million for the same period in 1997. The increase for the first nine months of 1998 reflects primarily the increase to 26 used car stores at September 30, 1998 as compared to 16 used car stores at September 30, 1997. In addition, the 1997 first nine months revenues reflect less than a full nine months of operations of the Predecessors, whereas the 1998 first nine months revenues reflect a full nine months of operations of all of the used car companies acquired by the Company during 1997 and of the two new car dealerships acquired in August 1997, as well as an increase in the average number of used cars sold per store during the period.

     COSTS AND EXPENSES. Cost of sales increased to $77.5 million for the nine months ended September 30, 1998 compared to $28.6 million for the same period in 1997. The increase in the cost of sales primarily reflects the opening of additional used car store locations.

     The Company's selling, general and administrative expenses increased to $23.6 million for the nine months ended September 30, 1998 from $15.4 million for the same period in 1997, excluding $1.7 million in settlement payments to terminated employees and consultants of the Predecessors during the nine months ended September 30, 1997. The results reflect a decrease as a percentage of revenues to 30.5% in the first nine months of 1998 from 53.6% in the comparable 1997 period as a result of better utilization of the Company's infrastructure, including centralized marketing, accounting and management information functions.

     During the first nine months of 1997, the Company recognized an expense of $3.2 million for compensation expense related to employee and director stock options. The Company did not have a comparable expense during the nine-month period ended September 30, 1998.

     INTEREST EXPENSE AND OTHER INCOME. Interest expense totaled $6.2 million for the nine months ended September 30, 1998 compared to $3.5 million for the same period in 1997, an increase of 80%. The increase resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables and inventory as the Company expanded its operations.

     Other income totaled $1.1 million for the nine months ended September 30, 1998 compared to $.2 million for the same period in 1997. The 1998 amount is comprised primarily of additional fees generated at the new car dealerships and recoupment of prior year's expenses.

     NET INCOME. Net income available to common stockholders totaled $5.6 million for the nine months ended September 30, 1998 as compared to a net loss of $7.1 million for the same period in 1997. The improvement resulted primarily from the refocusing of the Company's strategy, the restructuring of its operations during the last quarter of 1997 and increased levels of business activities.

SEGMENT INFORMATION

     There follows a discussion of the Company's results of operations for the nine-month period by segment.

USED CAR STORES

                                                                NINE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998           SEPTEMBER 30, 1997
                                                           ------------------------       -----------------------------
                                                                            (DOLLARS IN THOUSANDS)


Sales at used car stores...................................   $ 63,909      100.0%         $22,730       100.0%
Cost of sales at used car stores...........................     41,645       65.2           16,011        70.4
                                                                ------      -----           ------        ----
         Gross profits.....................................     22,264       34.8            6,719        29.6
Operating expenses.........................................     10,471       16.4            4,433        19.5
                                                                ------      -----           ------        ----
         Operating income.................................    $ 11,793       18.5%         $ 2,286        10.1%

     Sales at used car stores increased to $64.0 million for the nine months ended September 30, 1998 compared to $22.7 million for the same period in 1997. The increase in sales reflects the sale of 6,627 cars at the 26 used car stores that were open during the 1998 period as compared to the sale of 2,078 cars at the 16 used car stores that were open during the 1997 period. In addition, the average number of used cars sold per store increased to 255 cars for the nine months ended September 30, 1998 as compared to average sales of 130 used cars for the same period of 1997.

     The increase in cost of sales at the used car stores primarily reflects the opening of additional used car store locations as discussed above and, to a lesser extent, inclusion in the first nine months of 1998, a full nine months of operations of the Predecessors. As a percent of sales, the cost of sales at the used car stores declined to 65.2% from 70.4% in 1997, reflecting management's focus on increasing gross margins.

     Gross profit increased to $22.3 million during the nine months ended September 30, 1998 from $6.7 million during the nine months ended September 30, 1997. Gross profit as a percentage of sales increased to 34.8% for the nine months ended September 30, 1998 as compared to 29.6% for the nine months ended September 30, 1997. The improvement resulted primarily from management's focus on increasing gross margins, as well as a higher average sales volume per store.

     Operating expenses relating to sales at used car stores increased to $10.4 million from $4.4 million as a result of the increase in the number of used car stores. Operating expenses as a percentage of revenues decreased to 16.4% for the nine months ended September 30, 1998 as compared to 19.5% for the nine months ended September 30, 1997.

FINANCING OF USED CAR SALES

                                                                NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                           ------------------------        -------------------------
                                                                             (DOLLARS IN THOUSANDS)


Income on finance receivables.............................    $ 11,914        100.0%           $ 4,624       100.0%
Provision for credit losses...............................       8,201        68.8               2,411        52.1
Operating expenses........................................       2,027        17.0               1,226        26.5
                                                                ------        ----               -----        ----
      Operating income....................................       1,686        14.2                 987        21.3
Interest expense on finance receivables...................       3,892        32.7               1,932        41.8
                                                                ------        ----               -----        ----
      Net income (loss)..................................     $ (2,206)      (18.5)%           $  (945)      (20.4)%


     Income on finance receivables increased to $11.9 million for the nine months ended September 30, 1998 from $4.6 million for the same period in 1997. The increase reflects the increase in the average net finance receivables outstanding to $58.5 million for the nine months ended September 30, 1998 from $25.0 million for the same period of 1997. This increase results from the corresponding increase in sales of used cars during the nine months ended September 30, 1998.

     A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and accrued interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the nine months ended September 30, 1998 was $8.2 million compared to $2.4 million for the same period in 1997. The increase reflects the significantly higher amount of finance receivables outstanding.

     Interest expense on finance receivables increased to $3.9 million for the nine months ended September 30, 1998 from $1.9 million for the same period in 1997. The increase reflects the higher level of finance receivables, which was only partially offset by the reduction in the interest rate on the borrowed funds, to 11.0% for the nine months ended September 30, 1998 from 11.5% for the nine months ended September 30, 1997.

     The net loss for the nine months ended September 30, 1998 was approximately $2.2 million compared to a net loss of $.9 million for the same period in 1997 as a result of a lower provision for credit losses as a percentage of income on finance receivables. Net losses resulted from the recognition of the provision for credit losses on the significant increase in finance receivables originated during the first nine months of 1998 and 1997 first quarters.

NEW CAR DEALERSHIPS

                                                                NINE MONTHS ENDED            PERIOD FROM AUGUST 28, 1997
                                                                SEPTEMBER 30, 1998              TO SEPTEMBER 30, 1997
                                                           -----------------------------   --------------------------------
                                                                              (DOLLARS IN THOUSANDS)

Sales at new car dealerships...............................     $ 20,581       100.0%      $ 2,625          100.0%
Cost of sales at new car dealerships.......................       18,097        87.9         2,304           87.8
                                                                  ------       -----         -----          -----
        Gross profit.......................................        2,484        12.1           321           12.2
Operating expenses.........................................        2,800        13.6           418           15.9
                                                                  ------       -----         -----          -----
        Operating loss.....................................     $   (316)       (1.5)%     $   (97)          (3.7)%


     The Company acquired two new car dealerships in August 1997. Sales at new car dealerships increased to $20.6 million compared to $2.6 million for the period ended September 30, 1997. During the nine months ended September 30, 1998, the Company sold 925 cars at its two new car dealerships.

     Gross profit increased to $2.5 million during the nine months ended September 30, 1998 from $.3 million for the period ended September 30, 1997. Gross profit as a percentage of sales decreased to 12.1% for the nine months ended September 30, 1998 as compared to 12.2% for the period ended September 30, 1997.

     Operating expenses relating to sales at the new car dealerships increased to $2.8 million compared to $.4 million. The increase in expenses reflect nine months of operations versus the starting operations for the period from August 28, 1997 to September 30, 1997.

CORVETTE PARTS AND ACCESSORIES

                                                                NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                           ------------------------        ---------------------------
                                                                             (DOLLARS IN THOUSANDS)


Sales of Corvette parts and accessories..................    $14,696       100.0%              $12,392       100.0%
Cost of Corvette parts and accessories...................      9,519        64.8                 7,845        63.3
                                                              ------       -----                 -----       -----
        Gross profit.....................................      5,177        35.2                 4,547        36.7
Operating expenses.......................................      3,217        21.9                 4,112        33.2
                                                              ------       -----                 -----       -----
        Operating income.................................    $ 1,960        13.3%              $   435         3.5%

     Sales of Corvette parts and accessories increased to $14.7 million for the nine months ended September 30, 1998 compared to $12.4 million for the same period in 1997. The increase in sales reflects an additional mailing of Eckler's mail order catalog in late 1997.

     The cost of sales for the Corvette parts and accessories increased to 64.8% from 63.3% of sales, reflecting an increase in sales of lower margin items.

     Although gross profit increased to $5.2 million for the nine months ended September 30, 1998 from $4.5 million for the nine months ended September 30, 1997, the gross margin on sales of Corvette parts and accessories declined to 35.2% during the nine months ended September 30, 1998 from 36.7% during the nine months ended September 30, 1997 as a result of sales of lower margin items during the 1998 period.

     The decrease in operating expenses to $3.2 million during the nine months ended September 30, 1998 as compared to $4.1 million during the nine months ended September 30, 1997 was due to the reallocation of certain expenses to corporate overhead.

CREDIT LOSSES

     GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

     The allowance decreased from 17.1% of outstanding principal balances as of December 31, 1997 to 15.0% as of September 30, 1998. The following table reflects activity in the allowance for the nine months ended September 30, 1998 and 1997 and for the year ended December 31, 1997.



                                                               NINE MONTHS ENDED         YEAR ENDED
                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                           1998             1997            1997
                                                           ------------------------    ---------------
                                                                            (DOLLARS IN THOUSANDS)

Balance, beginning of period..........................     $ 6,857           --                --
Balance at dates of acquisitions......................          --       $5,628            $5,628
Provision for credit losses...........................       8,201        2,989             4,941
Net charge offs.......................................      (3,903)      (2,506)           (3,712)
                                                           -------       -------           -------
Balance, end of period................................     $11,155       $6,111            $6,857
Allowance as a percentage of finance receivables......        15.0%        17.1%             17.1%


     NET CHARGE OFFS. The Company's policy is to charge off finance receivables when they are deemed uncollectible but in any event at such time as a finance receivable is delinquent for 90 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus accrued but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value (typically "Clean Black Book") of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the nine months ended September 30, 1998 and 1997 and for the year ended December 31, 1997.



                                                                NINE MONTHS ENDED           YEAR ENDED
                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                             1998            1997              1998
                                                            ----------------------      ------------------
                                                                          (Dollars in Thousands)
Principal Balances...................................      $ 10,140       $ 5,050           $ 7,920
Collateral repossessed...............................            --            36                37
Other................................................            --            --               --
                                                           --------       -------           -------
Total principal balances.............................        10,140         5,086             7,957
Recoveries, net......................................        (6,237)       (2,580)           (4,245)
Net charge offs......................................      $  3,903       $ 2,506           $ 3,712
Average principal balances...........................      $ 58,494       $25,031           $27,325
Net charge offs as a percentage of average principal
        balance outstanding.......................              6.7%         10.0%             13.6%

     DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reflects the principal balance of delinquent finance receivables as a percentage of total outstanding principal balances of the Company's finance receivables portfolio as of September 30, 1998 and 1997 and as of December 31, 1997.


                                                                                      AS OF
                                                             AS OF SEPTEMBER 30,   DECEMBER 31,
                                                           1998          1997         1997
                                                           ----          ----         ----
Aging Percentages:
Principal balances current.............................    91.8%         89.1%        91.1%
Principal balances 31 days to 60 days..................     3.9           5.0          4.0
Principal balances over 60 days........................     4.3           5.9          4.9
Total over 31 days   ..................................     8.2          10.9          8.9

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

     Net cash provided by (used for) operating activities was approximately $5.4 million and ($2.6) million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided from operating activities in the first nine months of 1998 reflected the net income for the period which was adjusted primarily for the provision for credit losses and increases in accounts receivable and inventory. The increase from the first nine months of 1997 was primarily a result of the large net loss in the first nine months of 1997.

     Cash used in investing activities was approximately $39.3 million and $19.6 million during the nine months ended September 30, 1998 and 1997, respectively. The 1998 amount primarily reflects increases in finance receivables. The 1997 amount reflects an increase in finance receivables associated with acquisitions during the first nine months of 1997.

     Cash provided by financing activities was approximately $33.5 million and $23.1 million during the nine months ended September 30, 1998 and 1997, respectively. In the first nine months of 1998, the Company increased its notes payable on finance receivables by $27.2 million and borrowed $7.1 million. In the first nine months of 1997, the Company raised approximately $0.6 million through a sale of preferred stock and increased its line of credit and floorplan borrowings by approximately $16.2 million.

     The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997 and was increased to a maximum commitment of $75.0 million, effective May 11, 1998. Under the Finova Revolving Facility, the Company may borrow up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 1999, at which time its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's finance receivables. As of September 30, 1998 and December 31, 1997, the principal amount outstanding under the Finova Revolving Facility was $58.7 million and $31.4 million, respectively. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (11.0% as of September 30, 1998).

     In the first nine months of 1998 and in 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance of $2.8 million at September 30, 1998 and $2.7 million at December 31, 1997. The maximum commitment under the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's used car inventory and bears interest at 1.5% over the prime rate (10.0% as of September 30, 1998). Amounts outstanding are payable on the earlier of the day after a car is sold or 180 days after the floorplan advance.

     The Company finances its new car inventory through manufacturer floorplan facilities. The Company's floorplan facility with Volvo Finance North America, Inc. has a maximum commitment of $3.3 million, bears interest at 1.0% above the prime rate (9.5% as of September 30, 1998), and at September 30, 1998 and December 31, 1997 had outstanding balances of $2.3 million and $3.3 million, respectively. The Company's floorplan facility with Nissan Motor Acceptance Corporation has a $3.0 million maximum commitment, bears interest at 1.0% above prime (9.5% as of September 30, 1998), and at September 30, 1998 and December 31, 1997 had outstanding balances of $1.7 million and $2.3 million, respectively.

     In December 1997, the Company completed an offering to institutional investors of 400 units of Series A Redeemable Convertible Preferred Stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $3.9 million. Each unit consisted of one share of Series A Redeemable Convertible Preferred Stock and a five-year warrant to acquire 1,200 shares of Common Stock for each preferred share purchased. The exercise prices of the warrants are $8.10 for 90,000 shares and $5.23 for 30,000 shares. As of September 30, 1998 all but one share of the Series A Redeemable Convertible Preferred Stock had been converted into Common Stock.

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

     In June 1998, the Company sold to a private investment group 350 shares of the Company's Series D Convertible Preferred Stock for $10,000 per share for an aggregate of $3,500,000. The Series D Convertible Preferred Stock has an 11.0% dividend until September 2003 when the dividend rate increases to 20% per year and is convertible into Common Stock at a conversion rate of $6.00 per share. After September 22, 2001, the Company may, at its option, redeem the Series D Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series D Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     Upon the closing of various acquisitions during 1997, the Company incurred debt to certain shareholders of the acquired companies. The balance as of September 30, 1998 for the acquisition debt was $5.9 million. Of this amount, $4.5 million requires aggregate monthly principal payments of $27,112 plus interest and matures on June 27, 1999.

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

YEAR 2000

     At the beginning of the third quarter of 1996, the Company's primary operating system and its peripherals were made Year 2000 compliant. All of Eckler's existing core applications are to be modified and tested for Year 2000 compliance no later than the last quarter of 1998. All new computer systems and software installations, including the computer systems of the Company's subsidiaries other than Eckler's, are currently Year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems and historical information are or are expected to be in compliance no later than the fourth quarter of 1998. The Company continues to evaluate other computerized equipment to include security systems, fire control systems and power control systems, to determine whether they are Year 2000 compliant. To date, the Company has incurred approximately $25,000 on Year 2000 compliance matters, and anticipates incurring up to $50,000 additional expenses on these matters. The anticipated expense associated with the year 2000 compliance project will not include additional hardware cost or external staffing. The Company is taking into account whether third parties with which the Company has material relationships are Year 2000 compliant. In addition, the Company will develop contingency strategies, as appropriate, in the event the Company encounters a Year 2000 compliance problem in its own, or in a third party vendor's, software applications.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Adoption of FAS 130 is not expected to have a material adverse effect on the Company's financial statements. The Company elected early adoption of FAS 131 during the three months ended September 30, 1998.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

MARKET RISK

     The Company does not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. The interest rate on the Company's borrowings is generally based on the prime rate. Accordingly, a significant increase or decrease in the prime rate could affect the Company's earnings in the future. The Company believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since fair value estimates are as of a particular date, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

     The carrying amount of cash and cash equivalents is assumed to be the fair value due to the liquidity of these instruments. The carrying amount of the finance receivables is assumed to be the fair value due to the relative short maturity and repayment terms of the portfolio as compared to similar instruments. The carrying amount of accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments. The terms of the Company's notes payable approximate the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

FACTORS AFFECTING COMPANY'S PROSPECTS

     The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

LIMITED COMBINED OPERATING HISTORY

     The Company has been a self-financed used car retailer since January 1997. Thus, the Company has only a limited history of operations as a combined entity upon which to base its results of operations or prospects. Its results may be affected by the risks, expenses and difficulties frequently encountered by similar companies in early stages of operations.

 HISTORY OF LOSSES

     The Company incurred a net loss of approximately $18.6 million for 1997, reflecting the costs of integration of the acquired companies, development of the Company's infrastructure, compensation expense related to stock options, restructuring charges related to the settlement of various employment and consulting agreements and costs related to acquisitions that were not completed. Although the Company has experienced growth in revenues since January 1997 subsequent to the Predecessor Acquisition and recorded net income for the nine months ended September 30, 1998, there can be no assurance that growth and profitability can be sustained. The Company's ability to maintain profitability and positive cash flow while implementing its business strategy will depend on a number of factors, including its ability to: (i) assimilate and manage past and future expansion, (ii) expand revenue generating operations while not proportionately increasing its administrative overhead, (iii) originate finance contracts with an acceptable level of credit risk, (iv) obtain sufficient financing with acceptable terms to fund expansion, (v) adapt to the increasingly competitive market in which it operates, (vi) obtain and purchase adequate supplies of cars, and (vii) collect its finance receivables.

ABILITY  TO MANAGE  GROWTH;  RISKS  ASSOCIATED  WITH  EXPANSION  AND  CHANGES IN
BUSINESS

     The Company's future growth will depend in large part on its ability to open additional used car stores, manage expansion, control costs in its operations, integrate acquisitions into existing operations, underwrite and collect finance receivables without significant losses, develop the human resources necessary to support rapid growth and establish and maintain the infrastructure necessary to execute its business plan. While the Company is presently focusing on internal expansion, a significant portion of the Company's growth historically has resulted from acquisitions of existing used car dealerships and related businesses, including used car finance companies that lend primarily to credit-impaired customers. The Company will continue to consider selected acquisitions under appropriate circumstances.

     The Company's growth has placed significant demands on all aspects of the Company's business, including its management, administrative, operational, financial reporting and other systems personnel. Additional growth by the Company may further strain the Company's systems and resources, and there can be no assurance that the Company's systems, resources, procedures and controls will be adequate to support further expansion of the Company's operations. As growth continues, the Company will review its management infrastructure, systems and financial controls, new store locations and any acquired used car dealership operations and make adjustments or complete reorganizations as appropriate. Additionally, from time to time, the Company may consider the disposition of certain non-core operating units. Unforeseen capital and operating expenses, liabilities, barriers to entry in the markets in which the Company has little or no prior experience, or other difficulties, complications and delays frequently encountered in connection with the expansion and integration of operations could inhibit the Company's growth. In order for the Company to recognize the full benefits of a significant acquisition, it will need to integrate the acquisition with its administrative, finance, sales, personnel and marketing organizations.

     The Company's ability to continue to grow its used car business will also be dependent upon, among other things, the Company's ability to attract and retain competent management, the availability of capital to fund expansion and the availability of suitable store locations and, to a lesser extent, suitable acquisition candidates. The Company intends to finance expansion through a combination of its available cash resources, borrowings from financial institutions and, in appropriate circumstances, the issuance of equity and/or debt securities. Expansion will have a significant effect on the Company's financial position and could cause substantial fluctuations in the Company's quarterly and yearly operating results. Acquisitions are also likely to result in the recording of significant goodwill and intangible assets on the Company's financial statements, the amortization of which would reduce reported earnings in subsequent years. In addition, the issuance of additional shares of Common Stock in connection with acquisitions may substantially dilute the interests of existing shareholders.

     The Company's finance receivables portfolio has grown rapidly since the Company's inception and such growth is expected to continue. This growth creates the risk that the Company's provision for credit losses will not be sufficient to cover actual losses on the portfolio. The Company's failure to maintain a sufficient provision for credit losses could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The diversion of management's attention required by the integration of multiple stores, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on the financial condition, results of operations or cash flows of the Company. There can be no assurance that the Company will successfully open additional used car stores, or identify suitable acquisition candidates or that acquisitions will be consummated on acceptable terms or that the Company will be able to integrate successfully the expanded operations or manage the related increase in personnel.

HIGH RISK OF DEFAULTS ON RECEIVABLES PORTFOLIO

     The self-financed used car business sells to customers that typically have limited credit histories, low incomes and/or past credit problems (generally referred to herein as "credit-impaired customers"). Such customers cannot, generally, obtain a loan from a local financial institution or from the credit facilities of a major automobile manufacturer (e.g., General Motors Acceptance Corporation or Ford Motor Credit Company). One industry report estimated that between 5% and 40% of any group of loans made to credit-impaired customers will default during the life of that particular group. Consequently, the Company's finance contracts have a higher probability of delinquency and default and, as a result, greater servicing costs than loans made to consumers who pose lesser credit risks. The Company's profitability depends in part upon its ability to properly evaluate the creditworthiness of credit-impaired customers and efficiently service its loans. There can be no assurance that satisfactory credit performance of the Company's customers will be maintained or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will allow the Company to achieve profitability. Most borrowers' ability to remit payments in accordance with the terms of their loans is dependent on their continued employment. An economic downturn resulting in increased unemployment could cause a significant rise in delinquencies and defaults, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows. Moreover, increases in the delinquency and/or loss rates in the Company's loan portfolio could adversely affect the Company's ability to obtain or maintain its financing sources.

UNSEASONED LOAN PORTFOLIO

     Due to the growth of the Company's loan portfolio during the last twelve months, a significant portion of the loan portfolio is unseasoned. Accordingly, delinquency and loss rates in the portfolio will most likely fluctuate unpredictably. Cars that serve as collateral will, in most cases, be worth less than the unamortized principal and interest charges. The resale prices of used cars will affect the amount realized following repossession of collateral.
Further, the Company may also incur significant legal costs prior to repossessing a financed vehicle or reselling such vehicle after repossession. The Company does not intend to purchase insurance to protect against loan defaults or make up the difference between the principal amount remaining on a defaulted loan and the net proceeds realized on the resale of a repossessed vehicle that secured such defaulted loan. There is no assurance that loans made by the Company to its customers will ultimately be repaid, which would result in the Company having to write off such loans and would materially and adversely affect the Company's financial condition, results of operations or cash flows.

HIGH LEVERAGE

     The Company is highly leveraged. On September 30, 1998, the Company's total indebtedness was approximately $106 million, or 82% of its total assets. A substantial portion of such debt is collateralized by the Company's finance contracts, automobile inventory and certain property, plant and equipment. The Company's substantial leverage could have adverse consequences, including: (i) limiting its ability to obtain additional financing, (ii) requiring the Company to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing the Company to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing the Company's vulnerability to changes in general economic conditions and competitive pressures and (v) limiting the Company's ability to capitalize on potential growth opportunities. In addition, the Company's loan agreements contain certain covenants that limit, among other things, the Company's ability to engage in certain mergers and acquisitions, incur additional indebtedness or further encumber its assets, pay dividends or make other distributions. The covenants also require the Company to meet certain financial tests. A default under the Company's borrowing agreements could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

SUBSTANTIAL NEED FOR ADDITIONAL CAPITAL

     The Company will require additional capital in order to fund its expansion. If adequate funds are not available on terms acceptable to the Company, the Company may be required to significantly curtail its expansion plans. Historically, the Company has funded most of its capital expenditures for the opening of new stores through the issuance of debt and preferred stock, which, in many cases, is convertible into shares of Common Stock. The Company's ability to fund the planned expansion of its store base is directly related to the continued availability of these and other funding sources.

     The operation of used car dealerships and finance companies is capital intensive. The Company requires capital to: (i) acquire and maintain inventories of cars and parts, (ii) originate finance contracts, (iii) purchase and maintain service equipment and (iv) maintain its facilities. The Company finances the purchase of all of its used car inventory and leases most of the properties on which it conducts business. Consequently, the Company incurs significant operating, borrowing and fixed occupancy costs. Should the Company's expansion plans require additional funding or should its capital requirements exceed current estimates, the Company could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such financing when needed or on acceptable terms. As a result, the Company may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of its operations. Further, if the Company is able to access additional capital through borrowings, such debt will increase the already substantial debt obligations of the Company, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The terms of the Company's financing transactions are affected by a number of other factors which are beyond the control of the Company, including among others, conditions in the securities and finance markets generally, prevailing interest rates and prevailing economic conditions. If additional funds are raised by issuing equity securities, dilution to the holders of Common Stock may result.

HIGHLY COMPETITIVE MARKET AND INDUSTRY CONSOLIDATION

     The market for financing credit-impaired customers is highly competitive. The Company's competitors include local, regional and national automobile dealers, used car finance companies and other sources of financing for automobile purchases, many of which are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than the Company, have not competed for financing for credit-impaired used car buyers. To the extent that such lenders expand their activities in the credit-impaired market, the Company's financial condition, results of operations or cash flows could be materially and adversely affected. During the past two years, several companies, including large, well-capitalized public companies, have devoted considerable resources to acquisitions in the Company's market for credit-impaired customers.

     The Company also competes with franchised dealers, individual used car dealerships, as well as individual buyers and sellers of used cars. Industry wide gross profit margins on sales of cars generally have been declining, and the used car market faces increasing competition from non-traditional sources such as independent leasing companies, brokers, buying services, Internet companies and used car superstores. Some of the recent market entrants may be capable of operating on smaller gross margins than the Company. There can be no assurance that the Company will be able to maintain or increase its size relative to that of its competitors or to increase profit margins in the face of increased competition. The Company expects that there will be increasing competition in the acquisition of other used car dealerships as industry participants become larger.

     The Company continues to manufacture and sell parts and accessories for Corvettes, certain of which are manufactured pursuant to a Reproduction and Service Part Tooling License Agreement (the "GM Agreement") between the Company and General Motors Corporation ("GM"). The GM Agreement does not prohibit the Company's competitors from manufacturing and selling parts that are comparable to those manufactured and sold by the Company. In addition, the GM Agreement expires in December 2001 and there can be no assurance that it will be renewed, or if renewed, that the terms of such renewal will be favorable to the Company.

     The used car industry is undergoing considerable consolidation, which the Company believes will continue during the next several years. The Company expects that, in response to such consolidation and in light of the Company's financial resources, it will consider from time to time additional strategies to enhance shareholder value. These include, among other things, strategic alliances and joint ventures; purchase, sale and merger transactions with large corporations; and other similar transactions. In considering any of these strategies, the Company will evaluate the consequences of such strategies, including changes in management control or operation or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

SENSITIVITY TO INTEREST RATES

     A substantial portion of the Company's finance contract income results from the difference between the rate of interest it pays on the funds it borrows and the rate of interest it earns pursuant to the finance contracts in its portfolio. While the finance contracts that the Company services bear interest at fixed rates, the Company's indebtedness generally bears interest at floating rates. In the event the Company's interest expense increases, the Company would seek to compensate for such increases by raising the interest rates on its new finance contracts or by raising the retail sales prices of its cars. To the extent the Company is unable to do so because of legal limitations or otherwise, the net margins on the Company's finance contracts would decrease, thereby adversely affecting the Company's financial condition, results of operations or cash flows.

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have varied in the past and may vary significantly in the future. Factors causing fluctuations in operating results include, among other things, seasonality in car purchases, changes in pricing policies by the Company and its competitors, changes in operating expenses, changes in the Company's strategy, personnel changes, the failure, delay and expense in making the Company's software, systems and networks Year 2000 compliant, the effect of acquisitions and general economic factors. In addition, the Company's sales of used cars and Corvette parts and accessories are seasonal. The Company has limited or no control over many of these factors. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of these factors, it is likely that in some future period the Company's results of operations will fall below market expectations. This would likely negatively impact the Company's financial condition, results of operations or cash flows and cause the price of the Common Stock to decline.

BUSINESS CYCLES

     Sales of motor vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing industry tends to experience the same periods of decline and recession as those experienced in the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of declines in car sales in the future. Any such declines would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

POTENTIAL ADVERSE EFFECT OF ECONOMIC SLOWDOWN

     The Company's business is directly related to sales of used cars, which are affected by employment rates, prevailing interest rates and other general economic conditions. A future economic slowdown or recession could lead to increased delinquencies, repossessions and credit losses that could hinder the Company's business and planned expansion. Due to the Company's focus on credit-impaired customers, its actual rate of delinquencies, repossessions and credit losses on finance contracts could be higher under adverse conditions than those experienced in the automobile finance industry in general. Economic changes are uncertain and weakness in the economy could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

GEOGRAPHIC CONCENTRATION

     The Company's car sales and financing operations are presently concentrated in the central and southeast regions of Florida. An economic slowdown or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in Florida could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

SOURCING USED CARS

     The Company acquires a significant amount of its used car inventory through auctions and, to a lesser extent, from other sources, including wholesalers and trade-ins at the Company's franchised new car stores. Some of the auctions for cars are open only to the franchised dealers of specific manufacturers. Accordingly, there can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs, particularly if changes occur in the type of used cars that are sold in auctions closed to the Company or if competitive pressures increase as a result of new entrants into the Company's market. Any reduction in available inventory or increase in inventory wholesale costs that cannot be reflected in retail market prices could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

RISKS RELATED TO GOODWILL

     As of September 30, 1998, the Company's total assets were approximately $129 million, of which approximately $25 million, or approximately 19% of total assets, was goodwill. Goodwill is the excess of cost over fair market value of net assets acquired. There can be no assurance that the value of such goodwill will ever be realized by the Company. The Company's goodwill is being amortized on a straight-line basis over a period of 40 years, which will produce an annual charge to operations of approximately $650,000. The Company will evaluate on a regular basis whether events and circumstances have occurred which indicate that the carrying amount of goodwill warrants revision or may not be recoverable. Any future determination requiring the write-off of a significant portion of unamortized goodwill could adversely affect the Company's financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

     A total of 1,555,650 shares of Common Stock have been reserved for issuance under the Company's employee compensation plans and certain outstanding option agreements and will be registered for resale on Form S-8 in the near future. The Company also had outstanding, as of September 30, 1998, convertible notes, public and non-public warrants, convertible preferred stock, and certain other rights to acquire a total of 2,379,183 shares of Common Stock, of which all but approximately 680,012 shares of Common Stock have been registered for resale on registration statements on Form S-3, including 600,000 shares underlying publicly-traded warrants. The beneficial owners of 660,012 shares of Common Stock, issuable upon conversion of currently outstanding convertible preferred stock and debt have registration rights that allow them to cause the Company to register their shares for sale under certain circumstances. Sales of substantial amounts of Common Stock, or the availability of substantial amounts of Common Stock for future sale, could adversely affect the prevailing market price of the Common Stock.

REGULATION AND LITIGATION

     The Company's business is subject to extensive federal, state and local regulation and supervision. Such regulation, among other things, requires the Company to limit interest rates, fees and other charges related to finance contracts, make specified disclosures to consumers and adhere to strict limits in the repossession and selling of collateral. Such regulations exist primarily for the benefit of consumers, rather than for the protection of dealers or finance companies and could limit the Company's discretion in operating its business. Noncompliance with any applicable statutes or regulations could result in the suspension or revocation of any license at issue, as well as the imposition of civil fines and criminal penalties.

     Currently, the Company's used car sales activities are conducted and its finance contracts have been originated in Florida, where existing statutes limit the interest rate which a lender may charge on consumer finance contracts. Before the Company expands its operations to states other than Florida, the Company must consider the impact of usury laws in those states. To the extent that the interest rates and fees charged by the Company are limited by the application of maximum allowable interest rates and charges that in the future may be lower than those currently charged by the Company, the Company's financial condition, results of operations or cash flows may be adversely affected.

     In addition, due to the consumer-oriented nature of the automobile finance industry, used car dealerships are frequently named as defendants in litigation involving alleged violations of federal and state consumer lending or other laws and regulations. There can be no assurance that the Company will not become subject to such litigation in the future. A significant judgment against the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends on the continued services of the Company's key management personnel as well as the Company's ability to attract additional members to its management team with experience in the used car sales and financing industries. The unexpected loss of the services of any of the Company's key management personnel, or an inability to attract new management when necessary, could have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

POTENTIAL VOLATILITY OF STOCK PRICE

     The  market  price of the  Common  Stock  has been and may  continue  to be subject to wide fluctuations in response to, among other things, quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, market conditions in the industry and general economic conditions. Further, the stock market from time to time experiences significant price and volume fluctuations which may be unrelated to the operating performance of particular companies. Factors such as the foregoing could have a material adverse effect on the price of the Common Stock.

ENVIRONMENTAL RISKS

     The Company is subject to federal, state and local laws, ordinances and regulations which establish various health and environmental quality standards, and liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances or wastes. Certain laws, ordinances and regulations may impose liability on an owner or operator of real property where on-site contamination discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws, ordinances and regulations govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances or wastes, the operation and removal of underground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substances into the air and employee health and safety. The business operations of the Company are subject to such laws, ordinances and regulations including the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvent, lubricants, degreasing agents, gasoline and diesel fuels. The Company is subject to other laws, ordinances and regulations as a result of the past or present existence of underground storage tanks at many of the Company's properties.

     Certain laws and regulations, including those governing air emissions and underground storage tanks, are amended periodically to require compliance with new or more stringent standards as of future dates. The Company cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws, or the future discovery of environmental conditions may require expenditures by the Company, some of which may be material.

POTENTIAL CONFLICTS OF INTEREST

     Robert J. Abrahams, the Chairman of the Board of the Company, is also a director of Ugly Duckling Corporation ("Ugly Duckling"), a retailer of used cars. Although the Company believes that it is not in direct competition with Ugly Duckling because the Company generally retails later model cars to a different market segment of customers, Mr. Abrahams may have a conflict of interest in the future should Ugly Duckling and the Company pursue the same acquisitions or customers having the same credit profile. In such event, Mr. Abrahams would be required to recuse himself from both boards of directors regarding any decisions to be made about business opportunities.

POTENTIAL INFLUENCE OF EXISTING SHAREHOLDERS

     As of September 30, 1998, the Company's directors and executive officers, their affiliates, and certain principal shareholders owned or had voting control of approximately 42% of the issued and outstanding Common Stock of the Company. Further, assuming exercise by all of the Company's directors and executive officers of all of the outstanding options and warrants to purchase Common Stock held by them, they would control, as of September 30, 1998 approximately 52% of the voting stock. Consequently, management may be able to direct the election of the Company's directors, effect significant corporate events and generally direct the affairs of the Company. The concentration of ownership by the Company's directors and executive officers and certain principal shareholders may have the effect of approving or preventing a sale or takeover of the Company on terms unfavorable to other shareholders.

ANTI-TAKEOVER CONSIDERATIONS

     Certain   provisions  of  Florida  law  and  the   Company's   Articles  of
Incorporation as amended or Bylaws as amended ("Articles/Bylaws") could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for the Company's Common Stock.

The Company is subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act (the "FBCA"). Those provisions require, subject to certain exceptions, that an "affiliated transaction" be approved by a majority of disinterested directors or by the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." In addition, the Company's Articles/Bylaws, among other things, provide for a classified Board of Directors for the Company and provide that (i) any action required or permitted to be taken by the shareholders of the Company may be effected only at an annual or special meeting of shareholders and not by written consent of the shareholders;
(ii) any special meeting of the shareholders may be called only by the Chairman of the Board, the President or the Chief Executive Officer, or upon the written demand of the holders of not less than 25% of the votes entitled to be cast at a special meeting; (iii) an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings; and (iv) a director may be removed only for cause upon approval of holders of not less than 662/3% of the Company's voting stock as such term is used in the Articles/Bylaws. In addition, the Company is authorized to issue up to 5.0 million shares of preferred stock, in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. As of September 30, 1998, the Company had outstanding 595.98 shares of preferred stock. Issuance of additional shares of Common Stock or new series of preferred stock could have the effect of preventing or delaying a sale or takeover of the Company which might have been in the best interests of the Company and its shareholders.


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On December 24, 1997, the Company entered into a letter agreement with Sands Brothers & Co., Ltd. ("Sands Brothers"), a member of the NASD, pursuant to which Sands Brothers agreed to render certain financial advisory and corporate finance services in exchange for an annual fee of $15,000 (of which $7,500 was paid in January 1998), warrants to purchase an aggregate of 90,000 shares of Common Stock and certain other rights regarding the Company's future financing. Due to a disagreement with regard to the fulfillment of the terms of such agreement by Sands Brothers, and pursuant to the settlement of litigation regarding such transaction commenced in August 1998, both parties agreed in August 1998 to unwind the December 1997 agreement in exchange for a payment of $137,500 (other than the $7,500 previously paid by the Company and the warrants, which were issued pursuant to Section 4(2), which Sands Brothers will retain).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Described below are the sales of securities by the Company during the third quarter of 1998 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

     As described above, on December 24, 1997, the Company entered into a letter agreement with Sands Brothers, pursuant to which Sands Brothers agreed to render certain financial advisory and corporate finance services in exchange for an annual fee of $15,000 (of which $7,500 was paid in January 1998), warrants to purchase an aggregate of 90,000 shares of Common Stock and certain other rights regarding the Company's future financing. The Warrant Agreement provides that the warrants are exercisable immediately at an exercise price of $8.00 per share.

     On various dates during the three months ended September 30, 1998, the Company issued Common Stock to holders of the Company's 12% convertible notes due April 15, 1998 (the "Notes") on conversion of the Notes. The Company had issued the Notes in 1997 to institutional and individual accredited investors. The Notes were converted into Common Stock at a conversion price that was based on the market price of the Common Stock at the time of conversion. A total of 30,000 shares of Common Stock were issued in the third quarter of 1998 on conversion of the Notes.

ITEM 4.   OTHER INFORMATION

CERTAIN DEADLINES IN CONNECTION WITH THE 1999 ANNUAL MEETING OF SHAREHOLDERS

     The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify in its proxy statement or form of proxy for its annual meeting of stockholders that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters not identified in the proxy statement that may be raised at the meeting, if the registrant first mailed its proxy materials for the prior year's annual meeting of stockholders, or by such other date as may be specified in an advance notice provision adopted by the registrant. The Company has not adopted an advance notice provision. The Company first mailed its proxy materials for its 1998 Annual Meeting of Stockholders on May 22, 1998. Under the SEC's amended rules, the 45-day deadline for notice to the Company of matters to be raised at the Company's 1999 Annual Meeting of Stockholders is thus March 8, 1999. Any stockholder who wishes to have a proposal included in the Company's proxy statement for its 1999 Annual Meeting of Stockholders must submit the proposal to the Company pursuant to Rule 14a-4 by January 22, 1999.

BUSINESS

GENERAL

     Smart Choice Automotive Group, Inc. currently operates 22 stores in Florida that sell used cars under the "First Choice" brand name. The Company's First Choice cars are three to six years old, have less than 80,000 miles and have undergone thorough inspection, reconditioning and, as necessary, repair. The Company also sells used cars that may not meet the First Choice criteria through four additional stores in Florida that operate under the "Team" brand name. Through its finance company subsidiary, the Company (referred to herein as a "self-financed" retailer of used cars) provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells ("finance receivables" or "finance contracts"). The Company's customers typically have limited credit histories, low incomes and/or past credit problems ("credit-impaired"). The Company intends to expand primarily by opening additional used car stores in Florida and extending its operations into other areas of the southeastern United States. The Company's objective is to become the leading self-financed retailer of used cars in the southeastern United States.

     Retail sales of new and used cars in the United States totaled approximately $673 billion in 1997. Used cars represented approximately 75% of cars sold in the United States and 55% of total sales in 1997, with approximately 41 million used cars sold at an average price of $9,029 per unit. Retail sales of used cars in Florida in 1997 totaled more than $24.4 billion (over 2 million vehicles). Approximately 36% of Florida's used car sales in 1997 (not including sales of used cars at new car dealerships) occurred at approximately 2,800 self-financed used car stores.

     Management believes that the quality and reliability of the Company's First Choice cars (i) reduce the probability of product failure (which management believes is a leading cause of defaults on finance contracts in the Company's industry), (ii) reduce losses on the Company's repossessions of cars and (iii) define the First Choice brand. Due to the quality and reliability of its First Choice cars, the Company is able to provide a 24 month/24,000 mile service contract to its customers, which is underwritten by a third party. The Company sells used cars at its First Choice stores for an average retail price of approximately $9,500, including the service contract on all cars sold. The
Company's Team stores generally sell older and higher mileage cars than First Choice cars. Team cars, which sell for an average retail price of approximately $7,900, are primarily cars that have been repossessed by the Company, have been traded in by customers or have not been sold by the First Choice stores within approximately 180 days. Cars sold at Team stores are covered by a 12 month/12,000 mile service contract.

     The Company also manufactures and sells Corvette parts and accessories through its subsidiary Eckler's, owns two new car dealerships in Florida, sells insurance and provides dealer training services.

BUSINESS STRATEGY

     The Company intends to become the leading self-financed retailer of used cars in the southeastern United States by capitalizing on its operating strengths and executing the growth strategy described below.

OPERATING STRENGTHS

     SELL RELIABLE, QUALITY CARS. The Company sells reliable, quality used cars. Management believes that product failure is a leading cause of defaults on finance contracts in the self-financed used car industry. Generally, the Company's First Choice cars are models having a good or superior reputation for quality and reliability, are three to six years old and have less than 80,000 miles. In addition, First Choice and Team used cars have undergone a comprehensive 110 point inspection, reconditioning and, as necessary, repair at the Company's reconditioning facilities. Due to the quality, reliability, condition and age of First Choice cars, the Company is able to provide a 24 month/24,000 mile service contract to its customers, which is underwritten by a third party, on all First Choice cars. Cars sold at Team stores, which are generally older and higher mileage cars, are covered by a similar 12 month/12,000 mile service contract. The third-party service contracts allow the Company's customers to have their cars repaired nationally by any one of approximately 375,000 ASE (Automotive Service Excellence) certified technicians.

     UTILIZE CENTRALIZED CREDIT APPROVAL AND STRICT UNDERWRITING PRACTICES. The Company separates the credit approval function and sales process for its used cars. Credit review and approval is conducted by experienced finance personnel at the Company's headquarters, distinct from the sales function. The Company's credit underwriting process strictly adheres to objective underwriting standards that have resulted in improved collection experience since February 1997.
Underwriting criteria include employment continuity, ties to the local community, ability to make the monthly payments and names, addresses and phone numbers of a sufficient number of persons who can verify the credit application information and would likely know where the applicant could be found in the event a collection problem arises. The Company regularly reviews its collection results to assess the effectiveness of its underwriting standards.

     APPLY RIGOROUS COLLECTION PRACTICES. The Company diligently and proactively pursues the collection of its finance receivables while maintaining a professional, customer-friendly atmosphere. The Company utilizes proven techniques in the collection process, including telephone calls, letters and various alternative payment mechanisms to facilitate payment. The Company's collection policy includes telephoning a borrower if the borrower's payment is one day late. The Company generally begins repossession procedures when the customer is two payments past due. Management believes that one of the reasons the Company generally experiences lower losses on defaults than its competitors is because the Company acts quickly to repossess cars on which defaults occur. As of September 30, 1998, 91.8% of the Company's finance receivables were current.

     MAXIMIZE RECOVERY ON REPOSSESSIONS. Management believes that the Company generally experiences lower losses on repossessions than other lenders in the self-financed used car industry due to (i) the quality of the cars it sells,
(ii) the timeliness of its repossessions and (iii) its ability to remarket repossessions. The Company believes that its purchasing and reconditioning expertise results in cars that maintain their quality and value at the time of repossession. In addition, the speed with which the Company repossesses cars results in a repossessed car in better condition. Finally, the Company reconditions and remarkets approximately 70% of its repossessions through its Team stores, rather than through auctions (where cars are generally sold at lower prices). These practices allowed the Company to obtain net recoveries of 61.5% of the principal balances as of September 30, 1998.

     INCREASE OPERATING EFFICIENCY. Since late 1997, in an effort to increase operating efficiency by reducing administrative costs and enhancing administrative functions, the Company has combined certain administrative functions, such as accounting, treasury, insurance, employee benefits, strategic marketing and legal support. The Company intends to further increase its operating efficiency in such areas as advertising, reconditioning, raising capital and purchasing and transporting inventory.

     EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. Each used car store is linked to an integrated computer-based management information system (the "MIS") that allows the Company to obtain "real time" information on its operations. The Company uses the MIS to transmit data between its headquarters and its stores, to evaluate store performance daily, monitor inventory, sales, costs and customer payments and facilitate the Company's underwriting and collection of its finance contracts.

     PROMOTE FIRST CHOICE BRAND. The Company believes that its First Choice brand is synonymous with quality cars and customer service. By seeking to maintain continuity in the appearance of its store locations, the Company expects to promote its name recognition. The Company attempts to maintain a consistency between its facilities and its marketing materials through the use of standardized logos and a white, blue and yellow color theme. The Company recognizes that the purchase of a car is one of the most significant purchases that many of its customers will make. Consequently, the Company focuses on providing professional service, convenient locations and a diverse inventory selection. The Company provides to customers value-added programs such as the service contract, rapid turnaround for credit decisions, financing and convenient financing pre-qualification. By developing customer loyalty, the Company seeks to generate repeat and referral business.

     AVOID THIRD PARTY FINANCE RECEIVABLES. As part of its operating philosophy, the Company only originates and services finance receivables on used cars sold at its used car stores and new car dealerships. The Company does not intend to purchase third party finance receivables.

GROWTH STRATEGY

     In order to become the leading self-financed retailer of used cars in the southeastern United States, the Company intends to open additional First Choice and Team stores both in geographic markets where the Company currently operates and in new markets. The choice of store locations in new and existing markets is based upon the presence of a suitable customer base. The Company's criteria for opening additional used car stores in existing markets include sufficient projected incremental sales volume, reconditioning capacity, geographic media coverage and market share. The Company believes that significant expansion opportunities satisfying these criteria are available within its existing markets.

     The Company's criteria for opening used car stores in new markets include the adequacy of radio and television coverage, demographic makeup of the market (including income level and age of population), availability of qualified managers, access to an adequate supply of quality used cars and availability of appropriate store locations. Initially, the stores in new markets will rely upon access to the Company's existing used car inventory at nearby stores and reconditioning facilities. As a new market matures, the Company will open a reconditioning center with sufficient capacity to support growth.

INDUSTRY OVERVIEW

     AUTOMOTIVE RETAILING. Retail sales of new and used automobiles in the United States totaled approximately $673 billion in 1997 compared to $438 billion in 1991. New car sales accounted for approximately $303 billion of the 1997 sales. Used car sales in 1997 were estimated at approximately $370 billion, with approximately $195 billion in sales by new car franchised dealers and $130 billion in sales by independent dealers, many of which are self-financed used car dealerships. From 1991 to 1997, new car retail sales have grown at an average annual rate of 6.5%, used car retail sales have grown at an average annual rate of 8.5%, and used car sales at independent dealerships have grown at an average annual rate of 10.0%. This significant increase in used car revenue is primarily a result of the average price of a new car having risen significantly since 1991, and newer, higher quality used cars now comprise a larger part of the used car market.

     USED CAR SALES. Used car sales represented 73% of all cars sold in the United States in 1997. Approximately 41 million used cars were sold for $370 billion, representing 55% of the total dollar value of the car market. Retail sales of used cars in Florida in 1997 totaled more than $24.4 billion (over 2 million vehicles). Approximately 36% of Florida's used car sales in 1997 occurred at approximately 2,800 self-financed used car stores, which are separate from used car operations at new car dealerships. Used car retail sales generally are made by franchised new car dealerships that sell used cars, independent used car businesses and/or car owners in privately negotiated transactions. While the used car industry is still highly fragmented, significant changes in the automotive industry have recently resulted in much consolidation. It is estimated that the number of independent used car dealerships has declined from approximately 72,800 in 1991 to approximately 60,500 in 1997. A number of dealership groups, such as Ugly Duckling
Corporation, have begun to acquire a significant number of other dealers, including dealers in the Company's markets. In addition, several companies, such as CarMax and AutoNation USA, have opened chains of used car "superstores" that offer a large variety and a number of used cars at their locations. Others, such as Auto-by-Tel, are marketing used cars on the Internet. Many new car dealerships, in an effort to focus on higher margin products, are adding or enlarging their used car divisions. In 1997, for example, used cars earned an average gross margin of 11.0% as compared to a new car's average gross margin of 6.4%. In recent years, the number of cars coming off leases has increased significantly, resulting in an increased supply of high quality used cars available for sale. These cars and cars from other sources have become available to franchised new car dealerships and non-franchised dealers of used cars, resulting in increased competition in the used car market.

     SUB-PRIME AUTO FINANCE. The automobile financing industry is the third largest consumer finance market in the country (after mortgage debt and credit card debt) with more than $466 billion in contracts on new and used cars originated in 1997. The segment of this industry representing borrowers with "C" and "D" credit profiles accounted for approximately $122 billion of the overall market in 1997, up from $55.4 billion in 1990. Recent surveys show that the number of these borrowers has increased to 34.9% in 1997 from 21.8% in 1991 at franchised new car dealers and to 55.8% in 1997 from 39.5% in 1991 at independent used car dealers. The Company believes that the portion of the automobile finance market attributable to used car borrowers has grown significantly in recent years and will continue to grow. Factors contributing to such growth include (i) the rise in lower skilled service industry jobs, (ii) the rise in consumer debt and (iii) the increase in sales of used cars relative to new cars in recent years due principally to increased new car prices and the number of late model used cars coming off lease.

RECENT GROWTH

     The Company's growth has resulted from acquisitions and, more recently internal growth as reflected in the table below.

USED CAR OPERATIONS:

                                                                                                      NUMBER OF
                   COMPANY NAME                              SOURCE             DATE ACQUIRED           STORES
----------------------------------------------------    ------------------    ------------------    ----------------


Suncoast Auto (part of FFG)                             Predecessor                1/28/97                 3
RC Hill's World of Wheels (part of Liberty Finance)     Predecessor                2/12/97                 4
225 North Military Trail (part of PBF)                  Predecessor                2/14/97                 1
Roman Fedo                                              Acquisition                6/30/97                 1
Strata Holdings, Inc.                                   Acquisition                6/30/97                 2
"First Choice" and "Team Stores"                        Internal                  9/97-7/98               15
                                                        Expansion                                         --
    TOTAL USED CAR STORES                                                                                 26


OTHER BUSINESS OPERATIONS:


             COMPANY NAME                      SOURCE            DATE ACQUIRED              PRINCIPAL BUSINESS
---------------------------------------    ----------------    ------------------    ----------------------------------

Eckler's                                   Predecessor              1/28/97          Corvette parts and accessories
Dealer Development Services, Inc.          Acquisition              1/28/97          Auto dealership training services
Dealers Insurance Services, Inc.           Acquisition              1/28/97          Insurance broker for auto
                                                                                     dealerships
Jack Winters Enterprises, Inc.             Acquisition              8/21/97          Volvo new car dealership
B&B Florida Enterprises, Inc.              Acquisition              8/29/97          Nissan new car dealership


1997 RESTRUCTURING

     In late 1997, management undertook a comprehensive evaluation of its business in order to improve earnings and address the Company's operational and liquidity needs. As a result, management determined to emphasize used car sales, which typically have higher gross margins than new car sales. Accordingly, the Company terminated all plans to acquire or open new car dealerships in early December 1997 and began to focus on achieving operational efficiencies at the used car stores that the Company had acquired or opened during 1997.

     The Company implemented the following changes to focus its business strategy and to achieve certain operational efficiencies.

o The Company took one-time charges in the fourth quarter of 1997 relating to acquisition expenses and severance payments.

o Corporate headquarters personnel was reduced by approximately 15% in the fourth quarter of 1997.

o A Company-wide budget was prepared and implemented and, in addition, "flash reports" were developed for the Company's divisions beginning January 15, 1998. These flash reports provide key information daily and are used to monitor business operations and results on a regular basis.

o In late 1997, the Company began maintaining a "static pool" analysis that establishes a benchmark for analysis of the quality of the Company's finance receivable portfolio.

o The Company's finance subsidiary, FFG, expanded its loan portfolio which was $75.5 million as of September 30, 1998, while establishing and maintaining underwriting procedures that have resulted in 91.8% of the finance contracts being current (30 days or fewer past due) as of September 30, 1998.

o The Company restructured certain debt obligations in late 1997 and in the first quarter of 1998. The debt restructuring included expanded financings for key areas of the business as well as negotiating conversions of some debt instruments into equity and refinancing obligations with maturities in 1998.

SELF-FINANCED USED CAR STORES

     The Company currently owns and operates 22 self-financed used car stores under the First Choice name and 4 used car stores under the Team name. Cars that have less than 80,000 miles are placed at First Choice locations, while cars that have more than 80,000 miles (usually repossessions or trade-ins) are placed at Team stores. The Company's used car stores are divided into three regions (the Tampa-St. Petersburg, Orlando and West Palm Beach, Florida metropolitan areas), and each region is managed by a regional manager. Each store is managed by a sales manager who oversees a sales staff. The Company upgrades the facilities it acquires with fresh exterior and interior paint and new signage (with an emphasis on the blue, yellow and white colors of First Choice), replaces furniture and fixtures as necessary to be similar to the existing locations and installs upgraded computer systems.

     The Company's First Choice stores generally maintain an approximate average of 90 used cars (ranging from 50 to 125) per store, featuring a wide variety of makes and models (with ages generally ranging from three to six years) and a range of sale prices, all of which enable the Company to meet the preferences and budgets of a wide range of potential customers. The Company believes that by selling higher quality used cars and providing a service agreement to cover major repairs, improved customer satisfaction and fewer defaults on finance contracts result.

     The Company provides, through a third-party underwriter, a 24 month/24,000 mile service contract with each used car sold at a First Choice store and a 12 month/12,000 mile service contract to purchasers of the Company's Team cars. Under the service contracts, which are underwritten by a third party, the Company's customers may have their First Choice or Team cars repaired nationally by any one of approximately 375,000 ASE (Automotive Service Excellence) certified technicians. The Company does not perform any repairs under these service contracts. These service contracts cover most major repairs due to mechanical breakdown or failure. Customers are responsible for payment of up to a $100 deductible during each repair visit under the service contract.

     The Company acquires its used cars primarily at auto auctions. All cars are subjected to a 110 point inspection program, reconditioning and, as necessary, repair at the Company's reconditioning facilities.

     The Company outsources all painting and body work. The Company invests approximately $300 per car in repairs prior to delivering the cars to the individual stores for sale. The Company's regional managers determine the number and types of cars for the stores in their regions. If a car is not sold in 90 days, it is moved to another First Choice store in the same region for an additional 90 days, after which, if not sold, it is moved to a Team location or sold wholesale to other dealers.

     RECONDITIONING CENTERS. The Company uses two reconditioning centers in its used car operations. Both centers process used cars through the Company's 110 point inspection, perform minor body work and apply detailing, as necessary. The main reconditioning facility, based in Lakeland, Florida, has total square footage of 31,286 and is located on a 6.7 acre parcel. As of September 30, 1998, the Lakeland operation had 20 bays and was capable of reconditioning approximately 700 cars per month. The Company believes that the parcel of land could be used to expand reconditioning capacity by adding more bays. The
Lakeland facility also contains the Company's off-site disaster recovery operations center.

     In addition to the main facility, the Company uses a second center at its Nissan dealership in Stuart, Florida. This reconditioning operation uses 7 of the dealership's 14 bays in a facility which has total square footage of 25,940 and has the capacity to recondition approximately 250 cars per month.

     MARKETING AND SALES. A primary focus of the Company's marketing strategy for its used car stores is its ability to finance consumers with poor credit histories. The Company has initiated marketing programs designed to attract credit-impaired customers, assist such customers in re-establishing their credit, reward those customers who pay on time, develop customer loyalty and increase referral and repeat business. The Company created value-added programs for its customers including providing quality cars through a comprehensive inspection and refurbishment program, a service agreement on all used cars sold at the Company stores, rapid loan application processing and pre-qualification over the telephone by calling a toll-free number. The Company reports monthly to credit bureaus, allowing customers the opportunity to work toward re-establishing their credit while providing an avenue for them to purchase newer cars as their credit improves.

     In general, the Company's advertising for its used car stores emphasizes its multiple locations, wide selection of quality used cars, ability to provide financing to many credit-impaired borrowers and additional value-added programs such as service agreements and loan pre-qualifications. The Company advertises extensively in the radio and television media. In addition, management believes that the Company's upgraded facilities provide effective advertising and attract drive-by traffic to visit the stores because their appearance fosters the image of a used car store that offers quality cars. The Company believes that its advertising and marketing approach creates brand name recognition and promotes its image as a professional, customer oriented business.

     The Company utilizes various telemarketing programs to promote its used cars. For example, potential customers are contacted within several days of their visit to a Company store to follow up on leads and obtain information regarding their experience while at a Company store. In addition, used car customers with satisfactory payment histories are contacted several months before contract maturity and are offered an opportunity to purchase another car with a nominal down payment requirement or to move up to a newer car at one of the Company's new car dealerships if the customer has improved credit.

     The Company employs a dedicated on site sales force. The Company continually seeks to develop and retain qualified salespersons. The salesperson's sole responsibility is the sale of cars. The salespersons who sell used cars do not in any way participate in the financing aspects of the sale. The Company employed 113 full-time salespersons at its used car stores as of September 30, 1998. The salespersons are compensated primarily through commissions.

     COMPETITION. The used car business in which the Company competes is highly fragmented and very competitive. The Company may face increased competition from automobile consolidators such as Ugly Duckling Corporation and "superstores" such as CarMax and AutoNation USA. Others, such as Auto-By-Tel, Calling All Cars, AutoVantage and Auto Web International are marketing cars on the Internet. In addition, certain regional and national car rental companies have begun to operate retail used car lots to dispose of their used rental cars. Many of these competitors have significantly greater financial, marketing and other resources than the Company.

     The used car superstores typically use a mega-dealer approach with substantial investments in real estate and extensive inventory at each store. In contrast, the Company maintains several medium to large stores in each of its marketing areas. The Company believes that by covering more territory with multiple locations in a market area rather than having one superstore serving a large geographic area, the Company's stores are more easily accessible to a wider population and the Company benefits from more visibility in its market area. Also, the existence of multiple locations gives the Company greater flexibility in responding to a change in market conditions.

     The Company's used car stores do not directly compete with superstores such as CarMax or AutoNation which offer newer, more expensive cars than the Company sells and do not target credit-impaired borrowers. Of the large companies that have entered the credit-impaired car business, only Ugly Duckling Corporation has announced an intention to focus on the credit-impaired borrower. However, the Company believes that it competes effectively with the other self-financed dealers and can compete effectively with Ugly Duckling Corporation because the Company's cars are generally newer, lower mileage cars. Further, the Company provides each customer with a service agreement on each used car sold at the Company's stores. The Company distinguishes its direct sales and financing operations from those of typical self-financed used car retailers by providing multiple locations, upgraded facilities, large inventories of used automobiles, centralized purchasing, value-added marketing programs and dedication to customer service. In addition, the Company has developed underwriting guidelines and techniques to facilitate rapid credit decisions, as well as an integrated, technology-based corporate infrastructure that enables the Company to monitor and service its finance contracts. The Company believes that it is the largest used car store chain in Florida that focuses on credit-impaired customers.

     The credit-impaired segment of the used car financing business is highly fragmented and very competitive. In recent years, several consumer finance companies  have  completed  public  offerings  in  order to  raise  the  capital necessary to fund expansion and support increased purchases of finance contracts. In addition, there are numerous financial services companies serving, or capable of serving, this market. While traditional financial institutions, such as commercial banks, savings and loans, credit unions and captive finance companies of major automobile manufacturers, have not consistently serviced credit-impaired borrowers, the high rates of return earned by companies involved in credit-impaired financing have encouraged certain of these traditional institutions to enter, or contemplate entering, this market.

FINANCING CUSTOMERS WITH IMPAIRED CREDIT

     The Company offers financing to its customers who purchase used cars at its used car stores. The Company does not have any loans from persons who are not customers except for finance contracts purchased in the Company's used car dealership acquisitions. The Company has established a policy not to acquire third party originated finance contracts. It provides financing only for its own customers, thereby relying on its own underwriting standards and not those of third parties. Sales and financing are separate functions performed by different Company subsidiaries. All credit and financing review and decisions are made by experienced financing personnel at the Company's headquarters. The Company uses a standardized sales contract that typically provides for down payments of approximately 10% of the purchase price with the balance of the purchase price financed at an average annual percentage rate of approximately 26% over periods ranging from 12 to 48 months. The Company finances approximately 95% of the used car sales through finance contracts that the Company originates and services.

     CUSTOMER CREDIT PROFILE. The Company targets customers with "C" or "D" credit profiles. A "C" rated consumer may have an inconsistent employment record or unresolved problems with credit in the past. This borrower will generally not be able to obtain a loan to finance a late model or older used car purchase from a captive finance subsidiary or a bank otherwise available to customers with "A" or "B" credit ratings. A "D" rated consumer has an unfavorable employment history and other credit problems, such as personal bankruptcy. This borrower's primary choice is to finance his or her used car purchase, which is often from a self-financed used car store, through an independent finance company that is active in this market segment. Based on a random sample by the Company of its loan portfolio in October 1997, the Company's average customer (at the time such customer applies for or is originally approved for credit) has gross annual household income of approximately $30,000, and an average length of employment at his or her current job of approximately 3.3 years and has resided in the same area for approximately 4.9 years.

     CREDIT EVALUATION PROCEDURES. The Company applies uniform underwriting and credit approval standards in originating its used car loans. The most important criteria the Company uses in evaluating a loan are the applicant's creditworthiness, the collateral value of the car, employment and residence histories, income information, personal references, income and expense information and credit bureau reports. The sales managers at the Company's used car stores submit the customer's credit application to the Company's headquarters in Titusville, Florida, where the customer's creditworthiness is analyzed. The Company utilizes a credit evaluation system it developed to determine a customer's creditworthiness. Financing decisions are made by an experienced loan staff with a minimum of five-years of experience and an average of ten years of experience in car financing. For applicants who fall outside of the guidelines, the ultimate financing determination is made by senior management. Further, members of senior management regularly review credit decisions made by the Company's employees to assure uniformity in underwriting standards. Periodically, the Company retains credit underwriting consultants to review the Company's loan quality, collection and underwriting procedures and recommend areas for improvement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses" for information about the Company's loan loss and delinquency experience.

     CONTRACT SERVICING. The Company services its finance contracts through the use of servicing procedures which have been specifically tailored to the Company's customers and include: (i) monitoring loans and related collateral,
(ii) accounting for and posting all payments received, (iii) responding to borrowers' inquiries, (iv) taking all necessary action to maintain the security interest granted in the financed automobile, (v) investigating delinquencies and communicating with borrowers to obtain timely payments, (vi) pursuing deficiencies on loans, and (vii) when necessary, repossessing the financed automobile.

     COLLECTION POLICY. The Company is strict in its collection policies, believing that by acting promptly and working with the customers, the Company is able to minimize its loss exposure. The Company employs a credit counselor in each of its major market areas to work directly with delinquent customers, and the Company also maintains regional payment centers so customers can pay by cash rather than send checks through the mail. Approximately 60% of the customer payments are received through the regional payment centers. The Company begins collection efforts when an account balance becomes one day past due. Generally, the Company's policy is to work with the customer to permit the customer to keep the automobile and continue making payments, and to take more aggressive action if the customer fails to continue making payments.

     REPOSSESSIONS. The Company begins the process of repossession when two payments are past due. Repossessions are handled by independent licensed, bonded and insured repossession firms engaged by the Company. The Company reconditions and remarkets approximately 70% of its repossessions through the Company's Team stores, rather than through auctions (where cars are generally sold at lower prices). These practices allowed the Company to obtain net recoveries of 61.5% of the principal balances as of September 30, 1998.

     COMPETITION. The market for financing credit-impaired customers is highly competitive. The Company's competitors include local, regional and national automobile dealers, used car finance companies and other sources of financing for automobile purchases, many of which are larger and have greater financial and marketing resources than the Company. Historically, commercial banks, savings and loan associations, credit unions, captive finance subsidiaries of automobile manufacturers and other consumer lenders have not competed for financing for credit-impaired used car buyers. During the past two years, however, several companies, including large, well-capitalized public companies, have devoted considerable resources to acquisitions in the Company's market for credit-impaired customers.

     THIRD PARTY FINANCE RECEIVABLES AND ACCOUNTING. As part of its operating philosophy, the Company only originates and services finance receivables on used cars sold at its used car stores. The Company does not intend to purchase receivables not originated by the Company.

NEW CAR DEALERSHIPS

     The Company owns and operates two new car dealerships in Stuart, Florida, a Nissan and a Volvo dealership. The Company purchased these new car dealerships before it determined to focus on used car sales. The Company does not intend to purchase any additional new car dealerships.

     The Company sells new and used cars at the new car dealerships and provides parts and services. The Company emphasizes customer satisfaction throughout its new car dealerships. The customer satisfaction surveys sent by the manufacturers to the Company's new car customers enhance the Company's ability to maintain its customer satisfaction. Advertising and marketing play a significant role in the success of the Company's new car sales. The Company advertises new car sales primarily through the print media. The manufacturers advertise in the print and radio media.

     The new car dealership business in which the Company operates is highly competitive. The Company principally competes in this business with other new car dealerships, ranging in size from the independent dealer selling fewer than 25 cars per year to the large, well-capitalized new car dealership chains that are significantly bigger than the Company. Also, the Company's franchise agreements with manufacturers do not give the Company the exclusive right to sell the manufacturer's product within a given geographical area. Accordingly, a manufacturer could grant another dealer a franchise to start a new dealership in close proximity to either of the Company's locations or an existing dealer could move its dealership to a location which would be directly competitive with the Company.

CORVETTE PARTS AND ACCESSORIES

     The Company, through Eckler's, is a manufacturer and supplier of aftermarket Corvette parts and accessories. For the year ended December 31, 1997, and the nine months ended September 30, 1998, Eckler's accounted for approximately 22.4% and 13.1%, respectively, of the Company's revenues. The Company expects that Eckler's revenues, as a percentage of overall revenue, will continue to decrease as the Company expands its used car operations.

     The Company has entered into a Reproduction and Service Part Tooling License Agreement with General Motors Corporation, Service Parts Operations ("GM") (the "GM Agreement"). Under the GM Agreement, the Company is licensed to manufacture, sell, distribute and market numerous parts discontinued by GM which the Company may sell under the GM Restoration Parts trademark for various Corvette model years.

     SALES AND DISTRIBUTION METHODS. Eckler's generates revenues through catalog sales and, to a lesser extent, showroom sales. The Company markets approximately 17,000 items through the Eckler's catalog. In late 1997, the Company began to distribute its catalog semiannually instead of annually. The Company also markets Corvette products from its 5,000 square foot Titusville, Florida showroom, advertises in magazines and trade publications and sponsors various promotional programs. The Company also distributes approximately 30,000 copies of its catalog through newsstands.

     SOURCING AND PRODUCTION. A majority of the Company's Corvette products is obtained from many independent manufacturers and distributors. The Company sources its GM Restoration Parts through third-party manufacturers and the purchase of discontinued parts directly from GM. The Company has over 400 Corvette product suppliers with no single source accounting for more than 5% of purchases, except for Bob Steele Chevrolet, which accounted for approximately 14% of purchases in 1996. Of Eckler's approximately 95,000 customers, no single customer accounted for more than 5% of its total revenues during 1997.

     COMPETITION. The Company competes directly with a number of local, regional and national suppliers of aftermarket Corvette automotive parts. The Company has identified seven primary competitors.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information system allows the Company to manage its operations uniformly and efficiently through "real time" information. Utilizing its MIS, the Company is able to bar code inventory, track sales and costs, and provide its stores access to inventory available at other Company stores from one integrated platform. The Company also employs financial software to facilitate the Company's underwriting and credit approval process, track collections and monitor its loan portfolio. The Company has assimilated loan tracking software utilized by the finance companies it acquired in connection with acquisitions of self-financed used car dealerships. The Company has installed financial software for its finance contracts that will integrate all loan monitoring and servicing functions into one uniform system. The Company has a recovery system in the event of a natural disaster (e.g., hurricanes, tornadoes, fire, lightning) under which all systems can be rerouted to a remote location and be fully operational within 24 hours. The Company has the ability to customize and upgrade its software in-house with its own staff of MIS personnel and to trouble-shoot any interruptions that may occur. The Company foresees no material problems in becoming Year 2000 compliant.

INSURANCE

     The Company has developed a program offering collision and liability insurance to its used car customers as well as credit life insurance.

REGULATION, SUPERVISION AND LICENSING

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts that the Company originates and/or purchases, require specified disclosures to customers, limit the Company's right to repossess and sell collateral, and prohibit the Company from discriminating against certain customers. The Company is also subject to federal and state franchising and insurance laws.

     The Company typically charges interest rates ranging from 25.0% to 29.9% per annum on the finance contracts originated at its used car stores. Currently, all of the Company's used car sales activities are conducted in, and its finance contracts are originated in, Florida, which limits the interest rate that a lender may charge. The Company may expand its operations into other states that also impose interest rate limits.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company does not have any registered trademarks or service marks other than "Eckler's." Under certain license agreements with GM, the Company is licensed to use the GM Restoration Parts label on discontinued Corvette parts it manufactures or acquires under the GM Agreement. The Company also has the non-exclusive right to use certain GM trademarks (e.g., "CORVETTE" and Corvette body designs) under certain trademark and licensing agreements, in connection with the manufacture, sale, promotion and distribution of pre-approved accessory, novelty, gift and apparel items.

EMPLOYEES

     At September 30, 1998, the Company employed 561 persons, of which 85 were employed in the Company's executive and administrative offices, 313 were employed in its Company dealership operations, 73 were employed in the Company's credit and collection activities, and 90 were employed by Eckler's. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

PROPERTIES

     The Company owns approximately 5.6 acres of real property at its main facilities in Titusville, Florida. Three buildings comprise the Company's main facilities--an administrative building, a manufacturing facility and a warehouse and shipping facility--with total square footage of 87,825. The Company also owns 5.3 acres of undeveloped property adjacent to its main facilities, as well as a First Choice store located in Melbourne, Florida.

     As of September 30, 1998 the Company leased 30 facilities, consisting of 23 used car stores, two new car dealerships, office space in Tampa, Florida, and its main reconditioning facility in Lakeland, Florida. The other reconditioning facility is leased as part of the Stuart Nissan new car dealership. The lease on the Lakeland reconditioning facility is being extended for a three year term until August, 2001, with renewal provisions for a three year, followed by five one year, terms. The lease at the Volvo dealership expires in 2004, while the lease for the Nissan dealership expires in 2003.

     The rent expense on the Company's facilities was approximately $1,312,500 for the nine months ended September 30, 1998, and $1.3 million for the twelve months ended December 31, 1997. See "Certain Relationships and Related Transactions."

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

     EXHIBIT                                      FILED HEREWITH OR
      LIST              EXHIBIT DESCRIPTION       INCORPORATED BY REFERENCE TO:


      10.1       Warrant from the Company to      Filed herewith
                 Sands Brothers & Co.

      27.0       Financial Data Schedule.         Filed herewith




(B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 1998.


                                SMART CHOICE AUTOMOTIVE GROUP, INC.


                                By:   /S/ GARY R. SMITH
                                -------------------------------------------
                                    Gary R. Smith
                                    President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES             TITLE                              DATE


/S/ GARY R. SMITH           President and Chief Executive    November 16, 1998
-------------------         Officer, Director
Gary R. Smith


/S/ JOSEPH E. MOHR          Chief Financial Officer,         November 16, 1998
------------------          (Principal Financial and
Joseph E. Mohr              Accounting Officer)

EXHIBIT                                          FILED HEREWITH OR INCORPORATED
LIST         EXHIBIT DESCRIPTION                 BY REFERENCE TO:


10.1       Warrant from the Company to           Filed herewith
           Sands Brothers & Co.

27.0       Financial Data Schedule.              Filed herewith