Form 10-K
period 1998-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1999-04-15
CIK 949091

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[  X   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR  ENDED                  DECEMBER 31, 1998
                                     ----------------------------------

[     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______ TO_________

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

         COMMON STOCK                 THE NASDAQ STOCK MARKET

         REDEEMABLE COMMON STOCK      THE NASDAQ STOCK MARKET
         PURCHASE WARRANTS

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
                              OF THE EXCHANGE ACT:

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES X    NO
                                          ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

     AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT $8,731,034.00 AS OF APRIL 14, 1999.

     AS OF APRIL 15, 1999, 6,676,545 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO ITS 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART 1                                                                PAGE

 Item 1     Business                                                  1

 Item 2     Properties                                                9

 Item 3     Legal Proceedings                                         9

 Item 4     Submission of Matters to a Vote of
            Security Holders                                          10

 Item 4A    Executive Officers of the Registrant                      10

PART II

 Item 5      Market for the Registrant's Common Equity
             Securities and Related Stockholder Matters               11

 Item 6      Selected Consolidated Financial Data                     12

 Item 7      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      14

 Item 7A     Quantitative and Qualitative Disclosures about
             Market Risk                                              34

 Item 8      Consolidated Financial Statements and Supplementary
             Data                                                     35

 Item 9      Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosures.                    35

PART III

 Item 10     Directors and Executive Officers of the Registrant       35

 Item 11     Executive Compensation                                   35

 Item 12     Security Ownership of Certain Beneficial Owners and
             Management                                               35

 Item 13     Certain Relationships and Related Transactions           35

PART IV

 Item 14     Exhibits, Consolidated Financial Statement Schedules
             and Reports on Form 8-K                                  35

                                     PART I
                               ITEM 1 -- BUSINESS

GENERAL

     Smart Choice Automotive Group, Inc. ("Smart Choice" or the "Company") currently operates 17 stores in Florida that sell used cars under the "First Choice" brand name. The Company's First Choice cars are three to six years old, have less than 80,000 miles and have undergone thorough inspection, reconditioning and, as necessary, repair. The Company also sells used cars that may not meet the First Choice criteria through four additional stores in Florida that operate under the "Team" brand name. Sales of First Choice and Team Cars are "self financed" through Florida Finance Group, Inc. ("FFG"), a finance company subsidiary. FFG provides financing for the Company's customers by originating retail automobile installment sales contracts ("finance receivables" or "finance contracts") secured by the cars the Company sells. The Company's customers typically are "credit-impaired", that is, they have limited credit histories, low incomes and/or past credit problems.

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

     Management believes that the quality and reliability of the Company's First Choice cars (i) reduce the probability of product failure (which management believes is a leading cause of defaults on finance contracts in the Company's industry), (ii) reduce losses on the Company's repossessions of cars and (iii) define the First Choice brand. Due to the quality and reliability of its First Choice cars, the Company is able to provide a 24 month/24,000 mile service contract to its customers, which is underwritten by a third party. The Company sells used cars at its First Choice stores for an average retail price of approximately $9,100, including the service contract on all cars sold. The
Company's Team stores generally sell older and higher mileage cars than First Choice cars. Team cars, which sell for an average retail price of approximately $8,100, are primarily cars that have been repossessed by the Company, have been traded in by customers or have not been sold by the First Choice stores within approximately 180 days. Cars sold at Team stores are covered by a 12 month/12,000 mile service contract.

     The automobile financing industry is the third largest consumer finance market in the country (after mortgage debt and credit card debt) with more than $466 billion in contracts on new and used cars originated in 1997. Credit impaired customers, that is, borrowers with "C" and "D" credit profiles, accounted for approximately $122 billion of the overall market in 1997, up from $55.4 billion in 1990. Recent surveys show that the number of these borrowers has increased to 34.9% in 1997 from 21.8% in 1991 at franchised new car dealers and to 55.8% in 1997 from 39.5% in 1991 at independent used car dealers. The Company believes that the portion of the automobile finance market attributable to used car borrowers has grown significantly in recent years and will continue to grow. Factors contributing to such growth include (i) the rise in lower skilled service industry jobs, (ii) the rise in consumer debt and (iii) the increase in sales of used cars relative to new cars in recent years due principally to increased new car prices and the number of late model used cars coming off lease.

OPERATING STRATEGY

     The Company's operating strategy emphasizes the following points:

o SELL RELIABLE, QUALITY CARS. The Company sells reliable, quality used cars. Management believes that product failure is a leading cause of defaults on finance contracts in the self-financed used car industry. The Company utilizes guidelines in purchasing, inspecting, reconditioning and servicing First Choice cars to minimize defaults.

o UTILIZE CENTRALIZED CREDIT APPROVAL AND STRICT UNDERWRITING PRACTICES. The Company separates the credit approval function and sales process for its used cars. The Company's credit underwriting process strictly adheres to objective underwriting standards that have resulted in improved collection experience since February 1997. The Company regularly reviews its collection results to assess the effectiveness of its underwriting standards.

o APPLY RIGOROUS COLLECTION PRACTICES. The Company diligently and proactively pursues the collection of its finance receivables while maintaining a professional, customer-friendly atmosphere. The Company's collection policy includes telephoning a borrower if the borrower's payment is one day late, and repossession procedures generally begin when the customer is two payments past due. As of December 31, 1998, 93.6% of the Company's finance receivables were current.

o MAXIMIZE RECOVERY ON REPOSSESSIONS. Management believes that the Company generally experiences lower losses on repossessions than other lenders in the self-financed used car industry due to (i) the quality of the cars it sells, (ii) the timeliness of its repossessions and (iii) its ability to remarket repossessions. The Company reconditions and remarkets approximately 64% of its repossessions through its Team stores, rather than through auctions (where cars are generally sold at lower prices). These practices allowed the Company to recover 51% (on a retail basis) of the principal amount of loans charged off for the year ended December 31, 1998.

o INCREASE OPERATING EFFICIENCY. Since late 1997, in an effort to increase operating efficiency by reducing administrative costs and enhancing administrative functions, the Company has combined certain administrative functions, such as accounting, treasury, insurance, employee benefits, strategic marketing and legal support. During 1998, the Company believes it further increased its operating efficiency in such areas as advertising, reconditioning and purchasing and transporting inventory.

o EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. Each used car store is linked to an integrated computer-based management information system (the "MIS") that allows the Company to obtain "real time" information on its operations. The Company uses the MIS to transmit data between its headquarters and its stores, to evaluate store performance daily, monitor inventory, sales, costs and customer payments and facilitate the Company's underwriting and collection of its finance contracts.

o PROMOTE FIRST CHOICE BRAND. The Company believes that its First Choice brand is synonymous with quality cars and customer service. By seeking to maintain continuity in the appearance of its store locations, the Company expects to promote its name recognition. The Company attempts to maintain a consistency between its facilities and its marketing materials through the use of standardized logos and a white, blue and yellow color theme.

o AVOID THIRD PARTY FINANCE RECEIVABLES. As part of its operating philosophy, the Company only originates and services finance receivables on used cars sold at its used car stores. The Company does not intend to purchase third party finance receivables.

INSURANCE PRODUCTS

     During 1998, the Company developed a program offering collision and liability insurance to its used car customers through a separate subsidiary, Easy Pay Insurance, Inc.

COMPANY GROWTH

     The Company commenced used car sales in January 1997 and expanded significantly throughout 1997 through acquisitions. In 1998, the Company's growth has been through internal expansion. The Company regularly reviews its store locations to assess the effectiveness of its sales operations.

     SELF-FINANCED USED CAR STORES The Company currently owns and operates 17 self-financed used car stores under the First Choice name and four used car stores under the Team name. Cars that have less than 80,000 miles are placed at First Choice locations, while cars that have more than 80,000 miles (usually repossessions or trade-ins) are placed at Team stores. The Company's used car stores are divided into three regions (the Tampa-St. Petersburg, Orlando and West Palm Beach, Florida metropolitan areas), and each region is managed by a regional manager. Each store is managed by a sales manager who oversees a sales staff. The Company upgrades the facilities it acquires with fresh exterior and interior paint and new signage (with an emphasis on the blue, yellow and white colors of First Choice), replaces furniture and fixtures as necessary to be similar to the existing locations and installs upgraded computer systems.

     The Company's First Choice stores generally maintain an approximate average of 60 used cars (ranging from 35 to 130) per store, featuring a wide variety of makes and models (with ages generally ranging from three to six years) and a range of sale prices, all of which enable the Company to meet the preferences and budgets of a wide range of potential customers. The Company believes that by selling higher quality used cars and providing a service agreement to cover major repairs, improved customer satisfaction and fewer defaults on finance contracts result.

     The Company provides, through a third-party underwriter, a 24 month/24,000 mile service contract with each used car sold at a First Choice store and a 12 month/12,000 mile service contract to purchasers of the Company's Team cars. Under the service contracts, the Company's customers may have their First Choice or Team cars repaired nationally by any one of approximately 375,000 ASE (Automotive Service Excellence) certified technicians. The Company does not perform any repairs under these service contracts, which cover most major repairs due to mechanical breakdown or failure. Customers are responsible for payment of up to a $100 deductible during each repair visit under the service contract.

     The Company acquires its used cars primarily at auto auctions. All cars are subjected to a 110 point inspection program, reconditioning and, as necessary, repair at the Company's reconditioning facilities. The Company outsources all painting and body work. The Company invests approximately $678 per car in repairs prior to delivering the cars to the individual stores for sale. The Company's regional managers determine the number and types of cars for the stores in their regions. If a car is not sold in 90 days, it is moved to another First Choice store in the same region for an additional 90 days, after which, if not sold, it is moved to a Team location or sold wholesale to other dealers.

     RECONDITIONING CENTERS. The Company has used two reconditioning centers in its used car operations. Both centers process used cars through the Company's 110 point inspection, perform minor body work and apply detailing, as necessary. The main reconditioning facility, based in Lakeland, Florida, has total square footage of 31,286 and is located on a 6.7 acre parcel. As of December 31, 1998, the Lakeland operation had 20 bays and was capable of reconditioning approximately 1,500 cars per month. The Company believes that the parcel of land could be used to expand reconditioning capacity by adding more bays. The
Lakeland facility also contains the Company's off-site disaster recovery operations center.

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

     The Company utilizes various telemarketing programs to promote its used cars. For example, potential customers are contacted within several days of their visit to a Company store to follow up on leads and obtain information regarding their experience while at a Company store. In addition, used car customers with satisfactory payment histories are contacted several months before contract maturity and are offered an opportunity to purchase another car with a nominal down payment requirement.

     The Company employs a dedicated on site sales force. The Company continually seeks to develop and retain qualified salespersons. The salesperson's sole responsibility is the sale of cars. The salespersons who sell used cars do not in any way participate in the financing aspects of the sale. The Company employed 92 full-time salespersons at its used car stores as of December 31, 1998. The salespersons are compensated primarily through commissions.

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

     The credit-impaired segment of the used car financing business is also highly fragmented and very competitive. In recent years, several consumer finance companies have completed public offerings in order to raise the capital necessary to fund expansion and support increased purchases of finance contracts. In addition, there are numerous financial services companies serving, or capable of serving, this market. While traditional financial institutions, such as commercial banks, savings and loans, credit unions and captive finance companies of major automobile manufacturers, have not consistently serviced credit-impaired borrowers, the high rates of return earned by companies involved in credit-impaired financing have encouraged certain of these traditional institutions to enter, or contemplate entering, this market.

FINANCING CUSTOMERS WITH IMPAIRED CREDIT

     The Company offers financing to its customers who purchase used cars at its used car stores. The Company does not have any loans from persons who are not customers except for finance contracts purchased in the Company's used car dealership acquisitions. The Company has established a policy not to acquire third party originated finance contracts. It provides financing only for its own customers, thereby relying on its own underwriting standards and not those of third parties. Sales and financing are separate functions performed by different Company subsidiaries. All credit and financing review and decisions are made by experienced financing personnel at the Company's headquarters. The Company uses a standardized sales contract that typically provides for down payments of approximately 10% of the purchase price with the balance of the purchase price financed at an average annual percentage rate of approximately 26% over periods ranging from 12 to 48 months. The Company finances approximately 98% of the used car sales through finance contracts that the Company originates and services.

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

     CREDIT EVALUATION PROCEDURES. The Company applies uniform underwriting and credit approval standards in originating its used car loans. The most important criteria the Company uses in evaluating a loan are the applicant's creditworthiness, the collateral value of the car, employment and residence histories, income information, personal references, income and expense information and credit bureau reports. The sales managers at the Company's used car stores submit the customer's credit application to the Company's headquarters in Titusville, Florida, where the customer's creditworthiness is analyzed. The Company utilizes a credit evaluation system it developed to determine a customer's creditworthiness. Financing decisions are made by an experienced loan staff with a minimum of five years of experience and an average of ten years of experience in car financing. For applicants who fall outside of the guidelines, the ultimate financing determination is made by senior management. Further, members of senior management regularly review credit decisions made by the Company's employees to assure uniformity in underwriting standards. Periodically, the Company retains credit underwriting consultants to review the Company's loan quality, collection and underwriting procedures and recommend areas for improvement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses" for information about the Company's loan loss and delinquency experience.

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

     COLLECTION POLICY. The Company is strict in its collection policies, believing that by acting promptly and working with the customers, the Company is able to minimize its loss exposure. The Company employs a credit counselor in each of its major market areas to work directly with delinquent customers. The Company begins collection efforts when an account balance becomes one day past due. Generally, the Company's policy is to work with the customer to permit the customer to keep the automobile and continue making payments, and to take more aggressive action if the customer fails to continue making payments.

     REPOSSESSIONS. The Company begins the process of repossession when two payments are past due. Repossessions are handled by independent licensed, bonded and insured repossession firms engaged by the Company. The Company reconditions and remarkets approximately 64% of its repossessions through the Company's Team stores, rather than through auctions (where cars are generally sold at lower prices). These practices allowed the Company to recover 51% (on a retail basis) of the principal amount of loans and accrued interest charged off for the year ended December 31, 1998.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information system allows the Company to manage its operations uniformly and efficiently through "real time" information. Utilizing its MIS, the Company is able to bar code inventory, track sales and costs, and provide its stores access to inventory available at other Company stores from one integrated platform. The Company also employs financial software to facilitate the Company's underwriting and credit approval process, track collections and monitor its loan portfolio. The Company has assimilated loan tracking software utilized by the finance companies it acquired in connection with acquisitions of self-financed used car dealerships. The Company has installed financial software for its finance contracts that will integrate all loan monitoring and servicing functions into one uniform system. The Company has a recovery system in the event of a natural disaster (e.g., hurricanes, tornadoes, fire, lightning) under which all systems can be rerouted to a remote location and be fully operational within 24 hours. The Company has the ability to customize and upgrade its software in-house with its own staff of MIS personnel and to trouble-shoot any interruptions that may occur. The Company foresees no material problems in becoming Year 2000 compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company does not have any registered trademarks or service marks.

EMPLOYEES

     At December 31, 1998, the Company employed 386 persons, of which 53 were employed in the Company's executive and administrative offices, 273 were employed in its Company dealership operations and 86 were employed in the Company's credit and collection activities. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

DISCONTINUED OPERATIONS

     In January 1999, management committed to a plan to sell the new car dealerships in Stuart, Florida which had been acquired in August 1997, and to sell Eckler's, the Corvette parts and accessories subsidiary acquired in January 1997. The rationale to sell these business segments was to raise capital to focus on car operations in the self-financed, used car industry.

o        CORVETTE PARTS AND ACCESSORIES

     Eckler's is a manufacturer and supplier of aftermarket Corvette parts and accessories. Eckler's generates revenues through catalog sales and, to a limited extent, showroom sales. For the year ended December 31, 1998, Eckler's accounted for approximately 13.5% of the Company's revenues. Eckler's has a Reproduction and Service Part Tooling License Agreement with General Motors Corporation, Service Parts Operations ("GM") (the "GM Agreement"). Under the GM Agreement, Eckler's is licensed to manufacture, sell, distribute and market numerous parts discontinued by GM which Eckler's may sell under the GM Restoration Parts trademark for various Corvette model years. Eckler's and GM have agreed to enter into a new GM Agreement with a term through December 31, 2003. Of Eckler's approximately 95,000 customers, no single customer accounted for more than 5% of its total revenues during 1998. At December 31, 1998, Eckler's employed 93 persons.

o        NEW CAR DEALERSHIPS

     The Company owns and operates two new car dealerships in Stuart, Florida, a Nissan and a Volvo dealership. Stuart Nissan and Stuart Volvo sell new and used cars at these locations and provide parts and services. These dealerships accounted for 19.8% of the Company's revenues during the year ended December 31, 1998 and employed approximately 64 persons.

                              ITEM 2 -- PROPERTIES.

     The Company owns approximately 5.6 acres of real property at its main facilities in Titusville, Florida. Three buildings comprise the Company's main facilities--an administrative building, a manufacturing facility and a warehouse and shipping facility--with total square footage of 87,825. These facilities, aside from the administration building, are used in Eckler's operations. The Company also owns 5.3 acres of undeveloped property adjacent to its main facilities, as well as a First Choice store located in Melbourne, Florida.

     As of December 31, 1998 the Company leased 26 facilities, consisting of 24 used car stores and its main reconditioning facility in Lakeland, Florida. In addition, as noted above, the Company owns the Melbourne, Florida used car store. The lease on the Lakeland reconditioning facility has been renewed through May 11, 1999 with additional renewal provisions of four one year terms.

     The rent expense on the Company's facilities was approximately $2.7 million for the twelve months ended December 31, 1998. See "Certain Relationships and Related Transactions."

     In addition, facilities are leased for the discontinued operations--the two new car dealerships and Eckler's. The lease at the Volvo dealership expires in 2004, while the lease for the Nissan dealership expires in 2003. A reconditioning center is leased as part of the Stuart Nissan new car dealership.


                          ITEM 3 -- LEGAL PROCEEDINGS.

     During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Company publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     The Company is involved in other legal and administrative proceedings in the ordinary course of business. The Company believes that none of these actions will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                  ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS.

     None.

                ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                    AGE   POSITION AND OFFICE

Robert J. Abrahams      72    Chairman of the Board
Gary R. Smith           46    President, Chief Executive Officer
Ronald W. Anderson      52    Executive Vice President, Chief Operating Officer
Joseph A. Alvarez       43    Executive Vice President and Chief Sales Officer
Robert J. Downing       41    Senior Vice President and Chief Legal Officer

     Robert J.  Abrahams  has been  Chairman of the Board of the  Company  since
1997. For the past ten years, Mr. Abrahams has been self employed as an independent consultant in the financial services industry. Mr. Abrahams also serves on the Board of Directors of two public companies, HMI Industries, Inc. and Ugly Duckling Corporation, and six private, independent consumer finance companies. Prior to that time, Mr. Abrahams spent 28 years with Heller Financial Corporation ("Heller"), an international financial services company, in charge of its consumer finance activities. Mr. Abrahams held various titles at Heller, including Executive Vice President from 1985 to 1988. Mr. Abrahams serves as a member of the Executive Committee and Compensation Committee of the Board of Directors of the Company.

     Gary R. Smith has been the President and Chief Executive Officer of the Company since 1997. From 1990 until January 1997, Mr. Smith was the President, Chief Executive Officer and owner of Florida Finance Group, Inc. Mr. Smith also served, from 1981 until January 1997, as the President, Chief Executive Officer and owner of Suncoast Auto Brokers, Inc., an automobile dealership, and Suncoast Auto Brokers Enterprises, Inc., a used car dealership. Mr. Smith served as President of the Florida Independent Automobile Dealers Association in 1993 and currently serves as a member of that association's Board of Directors. Mr. Smith also serves as a member of the Board of Directors of the National Independent Automobile Dealers Association.

     Ronald W. Anderson joined the Company as Executive Vice President and Chief Operating Officer in 1997. From June 1996 to March 1997 he was Vice President of Marketing for North American Mortgage Insurance Group. From 1989 through June 1996, he served as Executive Vice President for Operations of the Riverside Group, a diversified holding company, the business of which included real estate, insurance and retail building supplies.

     Joseph A. Alvarez has served as Executive Vice President of the Company since 1997, in which capacity he is in charge of the Company's automobile sales activities. Prior to joining the Company, Mr. Alvarez was general manager of the following factory franchised new car dealerships: Lokey Automobile Group (1996-1997), Carlisle Motors (1994-1996), and Dimmitt Cadillac (1988-1994).

     Robert J. Downing joined the Company as Senior Vice President and Chief Legal Officer in 1998. From 1990 through 1998, he was the principal shareholder in Downing & Associates, a law firm with offices in Miami, Florida and previously in Albuquerque and Santa Fe, New Mexico. Mr. Downing also acted as of counsel to Cohen & Cohen, P.A., a Santa Fe, New Mexico law firm, from 1994 until 1997 and as of counsel to Montgomery & Andrews, P.A., an Albuquerque, New Mexico law firm, from 1991 until 1992. Mr. Downing holds a Juris Doctor degree from Columbia University School of Law and a Masters degree in Business Administration from Columbia University Graduate School of Business.

                                     PART II

                    ITEM 5 -- MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, $.01 par value per share ("Common Stock"), and Redeemable Common Stock Purchase Warrants ("Public Warrants") are listed on the Nasdaq SmallCap Market. There were approximately 1,431 beneficial holders of the Common Stock and 246 beneficial holders of the Public Warrants. The following table sets forth the high and low closing sale prices of Common Stock and the Public Warrants, as reported by the Nasdaq SmallCap Market, for the periods indicated.

       1997                        HIGH           LOW
       ----                        ----           ---

COMMON STOCK
     First Quarter                  6.13         4.63
     Second Quarter                 6.75         4.00
     Third Quarter                  7.00         4.19
     Fourth Quarter                 6.25         3.50

PUBLIC WARRANTS
     First Quarter                  1.31          .75
     Second Quarter                 1.88          .75
     Third Quarter                  1.50          .75
     Fourth Quarter                 1.16          .50

       1998
       ----

COMMON STOCK
     First Quarter                  9.13         3.88
     Second Quarter                11.94         7.63
     Third Quarter                 11.63         4.38
     Fourth Quarter                 4.56         2.88

PUBLIC WARRANTS
     First Quarter                   .72          .31
     Second Quarter                 1.50          .59
     Third Quarter                  1.50          .31
     Fourth Quarter                  .44          .16

       1999
       ----

COMMON STOCK
     First Quarter                  5.25         1.56

PUBLIC WARRANTS
     First Quarter                   .38          .13

     Continued inclusion of the Common Stock and Public Warrants on the Nasdaq SmallCap Market requires the Company to maintain certain criteria such as market value, public float, capital and surplus. As of October 26, 1998, the Company was notified by Nasdaq that it was not in compliance with certain listing criteria which became applicable to SmallCap Market listed companies on that date. Nasdaq notified the Company that the Common Stock and Public Warrants would be scheduled for delisting unless the Company earned at least $500,000 net income for the fiscal year ended December 31, 1998. The Company did not earn that amount, but because it intends to sell both the two new car dealerships and its Eckler's business segments and take other actions, believes it will meet the $2 million net tangible asset requirement upon completing sales on or before December 31, 1999.

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

RECENT SALES OF UNREGISTERED SECURITIES

     Described below are all sales of securities by the Company during the fourth quarter of 1998 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of offerees as "accredited investors."

     As of December 1, 1998, the Company issued options to purchase shares of Common Stock to Gary R. Smith and Robert J. Abrahams in accordance with the 1998 Executive Incentive Compensation Plan. Messrs. Smith and Abrahams each received stock options to purchase 50,000 shares at an exercise price of $3.38 per share.

                       ITEM 6 -- SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL INFORMATION.

     On January 28, 1997, the Company, which was then named Eckler Industries, Inc. and was operating exclusively in the Corvette parts and accessories business, acquired Smart Choice Holdings, Inc. ("SCHI") in a transaction accounted for as an acquisition of Eckler's by SCHI ("Predecessor Acquisition"). Accordingly, the financial statements of the Company for the periods from June 21, 1996 to January 28, 1997 are those of SCHI, which was incorporated on June 21, 1996 and was a development stage company prior to the Predecessor Acquisition. Eckler's changed its name to Smart Choice Automotive Group, Inc. after the Predecessor Acquisition. From the date of the Predecessor Acquisition through February 14, 1997, the Company acquired three automotive sales and finance companies. Together with Eckler's, these companies are treated and referred to as predecessors of the Company (the "Predecessors"). The financial data for the four Predecessors are presented on a combined basis. Such data is not comparable to that of the Company. See Note 1 to the Company's Consolidated Financial Statements.

     The selected combined consolidated financial data of the Predecessors as of and for the fiscal years ended December 31, 1994, 1995 and 1996 were derived from the audited combined financial statements of the four predecessors. The selected consolidated financial data of the Company was derived from the audited consolidated financial statements include herein. The selected consolidated financial data are qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company and the Predecessors included elsewhere in this report.


                                                             PREDECESSORS                               THE COMPANY
                                           --------------------------------------------------    ---------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------

                                                   1994             1995              1996            1997           1998
                                                   ----             ----              ----            ----           ----
                                                                                (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sales at used car stores.......................  $26,043         $27,521          $33,867          $35,279        $ 78,227
  Income on finance receivables..................    3,194           4,614            5,949            6,899          15,710
  Income from insurance and training............        --              --               --            1,178           1,448
                                                   --------    ------------    -------------    -------------    ------------

Total Revenues..................................    29,237          32,135           39,816           43,356          95,385
Total costs of sales............................    21,343          23,531           31,219           30,667          70,692
Selling, general and administrative expenses....     5,328           6,725            7,075           17,599          22,739
Compensation expense related to employee
Stock options...................................        --              --               --            4,650             216
Restructuring charges...........................        --              --               --            2,118              --
                                                  ---------    ------------    -------------    -------------    ------------

Income (loss) from operations...................      2,566           1,879            1,522         (11,678)          1,738
Interest expense................................     (1,003)         (1,577)          (2,070)         (5,573)         (8,752)
Other income (expense)..........................         (8)           (452)              --              (5)            777
Failed offering costs...........................         --              --               --                          (1,063)
                                                  ----------    ------------    -------------    -------------    ------------

Net income (loss) from continuing operations....      1,555            (150)            (548)        (17,256)         (7,300)
Income (loss) from discontinued operations......         (6)             16             (316)         (1,393)            429
                                                  ----------    ------------    -------------    -------------    ------------
Net income (loss)...............................      1,549            (134)            (864)        (18,649)         (6,871)
Net income (loss) applicable to common stock....      1,549            (134)            (864)        (18,982)         (7,348)

Basic net Income (loss) per common share
from continuing operations.....................          --              --               --         $ (3.90)        $ (1.18)
Weighted average common shares
outstanding during the period...................         --              --               --           4,430           6,193





                                                           PREDECESSORS                                THE COMPANY
                                         -------------------------------------------------     -----------------------------
                                                                         AS OF DECEMBER 31,
                                         -----------------------------------------------------------------------------------

                                               1994                1995          1996            1997            1998
                                               ----                ----          ----            ----            ----
                                                                       (In thousands)
BALANCE SHEET DATA:
Finance receivables, net..................   $11,477           $ 16,399       $ 19,825        $ 33,227         $ 67,185
Inventories...............................     3,781              4,899          5,409          15,516           20,005
Total assets..............................    21,851             28,569         32,555          89,105          123,592
Total debt................................    14,563             19,760         23,723          69,654          101,656
Redeemable convertible preferred stock....        --                477             --           4,942               --
Total stockholders' equity................     4,143              3,503          5,854           1,680            8,863

      ITEM 7 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

     THIS REPORT CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "ESTIMATE," "PROJECT," "INTEND" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE EACH SUCH STATEMENT WAS MADE. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT NOT BE LIMITED TO, PROJECTIONS OF REVENUES, INCOME OR LOSS, PLANS FOR ACQUISITIONS AND EXPANSION, INTEGRATION OF NEW OPERATIONS, FINANCING NEEDS, INDUSTRY TRENDS, CONSUMER DEMAND AND LEVELS OF COMPETITION, YEAR 2000 COMPLIANCE AS WELL AS ASSUMPTIONS RELATING TO THESE MATTERS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED. FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, CONTEMPLATED BY OR UNDERLYING ANY SUCH FORWARD-LOOKING STATEMENTS. STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," IN "RISK FACTORS," IN THE NOTES TO THE FINANCIAL STATEMENTS AND ELSEWHERE IN THIS REPORT DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES.

     The following discussion and analysis regarding the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

     Smart Choice Automotive Group, Inc. currently operates 17 locations in Florida that sell used cars under the "First Choice" brand name. The Company also sells used cars that may not meet the First Choice criteria through four additional stores in Florida that operate under the "Team" name. Through FFG, its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells.

     THE PREDECESSOR ACQUISITION. On January 28, 1997, the Company, which was then named Eckler Industries, Inc. and was operating exclusively in the Corvette parts and accessories business, acquired SCHI through the Predecessor Acquisition. SCHI was engaged in the business of acquiring various automobile sales and finance companies. After the Predecessor Acquisition, the Company's name was changed to Smart Choice Automotive Group, Inc.

     In the Predecessor Acquisition, shareholders of SCHI were issued Common Stock having a majority of the voting rights of the Company. Therefore, the Predecessor Acquisition was accounted for as a purchase of Eckler's by SCHI (a reverse acquisition in which SCHI was considered the acquirer for accounting purposes). Accordingly, the financial statements of the Company are those of SCHI, which was incorporated on June 21, 1996, and was a development stage company prior to the Predecessor Acquisition.

     PREDECESSOR COMPANIES AND LACK OF COMPARABILITY. At approximately the same time as the Predecessor Acquisition, the Company acquired various automobile sales and finance companies. The Company accounted for the acquisition of each of these companies as a purchase, recording the assets purchased and liabilities assumed at their estimated fair values and including their results of operations in the consolidated financial statements of the Company from their respective dates of acquisition. For accounting purposes, the following companies are treated as  Predecessors  for  purposes  of  financial  statement  presentation:
Eckler's, FFG and affiliates, Liberty Finance Company and affiliates ("Liberty"), and Palm Beach Finance and Mortgage Company and affiliates ("PBF"). The Predecessors lacked a common year end, had different cost bases, had different elections for income taxation, had different target customers for used car sales, and had different credit underwriting and loss reporting policies. Accordingly, the Predecessors' historical results of operations are not comparable to those of the Company.

     Eckler's previously had a fiscal year ending September 30 for financial reporting purposes. As a result of the Predecessor Acquisition in which SCHI was the acquirer for accounting purposes, the Company's fiscal year end became December 31, which was the fiscal year end of SCHI.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

SEGMENT INFORMATION

     The Company is comprised of two segments: used car stores and financing of used car sales. The Company's results of operations are most meaningful when analyzed and discussed by segment. The Company also has two other segments which have been discontinued. These segments are discussed separately below under "Discontinued Operations."

USED CAR STORES

                                                 YEAR ENDED                       YEAR ENDED
                                               DECEMBER 31, 1998               DECEMBER 31, 1997
                                       -------------------------------    ----------------------------

                                                            (Dollars in thousands)

Sales at used car stores...............     $ 78,227        100.0%             $ 35,279      100.0%
Cost of sales at used car stores(a)...        62,668         80.1%               27,951       79.2%
                                            --------        ------             --------       -----

  Gross profit...........................     15,559         19.9%                7,328       20.8%
Operating expenses...................         11,148         14.3%                7,256       20.6%
                                            ---------       ------             --------       -----
  Operating income...................       $  4,411          5.6%             $     72         .2%
                                            =========         ====             =========      =====

          (a) Includes intercompany costs from FFG of $5,434 and $2,311 for the years ended 1998 and 1997, respectively.

     Sales at used car stores increased to $78.2 million for the year ended December 31, 1998 compared to $35.3 million for the same period in 1997. The increase in sales reflect the sale of 8,338 cars at the 26 used car stores that were open during the 1998 period as compared to the sale of 3,750 cars at the 20 used car stores that were open during the 1997 period.

     Gross profit increased to $15.6 million during the year ended December 31, 1998 from $7.3 million during the year ended December 31, 1997. Gross profit as a percentage of sales decreased slightly to 19.9% for the year ended December 31, 1998 as compared to 20.8% for the year ended December 31, 1997.

FINANCING OF USED CAR SALES

                                               YEAR ENDED                YEAR ENDED
                                           DECEMBER 31, 1998          DECEMBER 31, 1997
                                           -----------------          -----------------

                                                            (Dollars in thousands)

Income on finance receivables(a)...........  $ 21,144     100.0%     $ 9,209     100.0%
Provisions for credit losses...............   (13,371)    (63.3)%     (4,942)    (53.7)%
Operating expense..........................    (2,840)    (13.4)%     (1,238)    (13.4)%
                                              -------     ------      -------    -------
  Operating income.........................     4,933      23.3%       3,029      32.9%
Interest expense on finance receivables....    (5,629)    (26.6)%     (2,902)    (31.5)%
                                              -------    -------      -------    -------
  Net income (loss)........................      (696)     (3.3)%    $   127       1.4%
                                              =======    =======     ========    ======

          (a) Includes intercompany revenues from First Choice Auto Finance, Inc. ("FCAF") of $5,434 and $2,311 for the years ended 1998 and 1997, respectively.

     Income on finance receivables increased to $21.1 million for the year ended December 31, 1998 from $9.2 million for the same period in 1997. The increase reflects the increase in the average net finance receivables outstanding to $63.7 million for the year ended December 31, 1998 from $25.1 million for the same period of 1997. This increase results from the corresponding increase in the financing sales of used cars during the year ended December 31, 1998.

     A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and accrued interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the year ended December 31, 1998 was $13.4 million compared to $4.9 million for the same period in 1997. The increase reflects the significantly higher amount of finance receivables outstanding.

     Interest expense on finance receivables increased to $5.6 million for the year ended December 31, 1998 from $2.9 million for the same period in 1997. The increase reflects the higher level of finance receivables, which was only partially offset by the reduction in the weighted average interest rate on the borrowed funds to 10.97% for the year ended December 31, 1998 from 11.45% for the year ended December 31, 1997.

     The net loss for the year ended December 31, 1998 was approximately $696,000 compared to a net income of $127,000 for the same period in 1997 as a result of a higher provision for credit losses as a percentage of income on finance receivables.

COMPARISON OF THE THREE YEARS ENDED DECEMBER 31, 1998

     The following comparison of the results of operations for the three years ended December 31, 1998 compares the results of the Company for the year ended December 31, 1998 and 1997 to the results of the Predecessors on a combined basis for the year ended December 31, 1996.

     REVENUES. The Company's revenues for the fiscal year ended December 31, 1998 were $95.4 million representing a 120% increase over the revenues of $43.4 million in 1997. The increase was primarily the result of growth of the Company's receivables portfolio. That growth related to an increase of $42.9 million in the Company's used car sales as a result of the opening of additional used car stores and increasing the number of car sales per store.

     The Company's revenues for the fiscal year ended December 31, 1997 were $43.4 million representing a 9.0% increase over the revenues of $39.8 million in 1996 for the Predecessors. The increase was primarily the result of the acquisition of a used car and financing company in 1997 after the Predecessor Acquisition.

     COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $57.2 million for 1998 compared to $25.6 million for the same period during 1997, representing an increase of $31.6 million, or 123%. The gross profit margins decreased slightly to 26.8% for the year ended December 31, 1998, compared to the gross profit margin of 27.3% for the same period in 1997.

     The Company's cost of sales of used cars sold was $25.6 million for 1997 compared to $28.3 million during the same period during 1996 for the combined operations of the Predecessor Acquisition, representing a decrease of $2.7 million, or 9.5%. The gross profit margin increased to 27.3% for the year ended December 31, 1997, compared to the gross profit margin of 16.3% for the same period in 1996.

     The Company's provision for credit losses was 17.1% of sales of used cars in 1998 as compared to the provision for credit losses over sales of used cars in 1997 of 14%. The higher provision primarily reflects the significantly greater number of finance receivable contracts originated during 1998.

     The Company's selling, general and administrative expenses (including depreciation and amortization) were $22.7 million for 1998, compared to the selling, general and administrative expenses of $17.6 million for 1997. The higher amount reflects expenses related to an increase in the number of used car stores and continued development of the Company's corporate infrastructure. Selling, general and administrative expenses as a percentage of gross revenues for 1998 was 23.8% for the year ended December 31, 1998 compared to 40.6% for the year ended December 31, 1977.

     The Company incurred $1 million in charges related to a withdrawn public offering during 1998 which were not comparable to any charges incurred by the Company in 1997 and which the Company believes will not recur in the future.

     INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $8.8 million for 1998, compared to $5.6 million for 1997, an increase of $3.2 million or 57%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables and inventory as the Company expanded its operations.

     NET LOSS. The Company's net loss for the year ended December 31, 1998 of $6.9 million was less than the loss of $18.6 million for the year ended December 31, 1997. The net loss for 1997 included one-time charges of $4.6 million for compensation expense related to employees' stock options and $2.1 million for restructuring charges.

CREDIT LOSSES

     GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

     The allowance decreased from 17.3% of outstanding principal balances as of December 31, 1997 to 15.5% as of December 31, 1998. The following table reflects activity in the allowance for the year ended December 31, 1998 and 1997.


                                          YEAR ENDED             YEAR ENDED
                                      DECEMBER 31, 1998       DECEMBER 31, 1997
                                      -----------------       -----------------

                                               (Dollars in thousands)


Balance, beginning of period...........    $ 6,857               $   --
Balance at dates of acquisitions.......         --                5,628
Provision for credit losses............     13,371                4,941
Net charge offs........................     (8,070)              (3,712)
                                          ---------             ---------
Balance, end of period.................    $ 12,158              $ 6,857
Allowance as a percentage of
finance receivables....................        15.5%                17.3%


     NET CHARGE OFFS. The Company's policy is to charge off finance receivables when they are deemed uncollectible but in any event at such time as a finance receivable is delinquent for 180 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus accrued but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the year ended December 31, 1998 and 1997.


                                            YEAR ENDED            YEAR ENDED
                                        DECEMBER 31, 1998     DECEMBER 31, 1997
                                        -----------------     -----------------
                                                  (Dollars in thousands)
Principal Balances:
Collateral repossessed...................    $  17,345            $   7,920
Other....................................          --                    37
                                             ---------           ----------
Total principal balances.................       17,345                7,957
Recoveries, net..........................       (9,275)              (4,245)
                                             ----------          -----------
Net charge offs..........................        8,070                3,712
Average principal balances...............    $  63,118            $  29,037
Net charge offs as a percentage of
Average principal balance outstanding....         12.8%                12.8%


     The Company's credit loss experience has been improving since the Predecessor Acquisition. The Company believes that the improvement in its credit loss experience as a percentage of finance receivables resulted from (i) a continuing improvement in the application of its underwriting standards and servicing and collection efforts, (ii) maximization of recoveries on repossessions and (iii) reduced defaults due to improved operating performance of used cars sold.

     DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reflects the principal balance of delinquent finance receivables as a percentage of total outstanding principal balances of the Company's finance receivables portfolio as of December 31, 1998 and 1997.

                                          YEAR ENDED            YEAR ENDED
                                        DECEMBER 31, 1998    DECEMBER 31, 1997
                                        -----------------   -----------------
                                            (Dollars in thousands)


Aging Percentages:
Principal balances current..............        93.6%                91.1%
Principal balances 31 days to 60 days...         2.9                  4.0
Principal balances over 60 days.........         3.5                  4.9
Total over 31 days......................         6.4                  8.9

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

     Net cash provided by (used for) operating activities was approximately $4.3 million, $(5.9) million and ($97,000) for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided from operating activities for the year ended December 31, 1998 primarily reflected operations adjusted for the non-cash charges for depreciation, amortization and provision of credit losses, impairment of goodwill and write down of inventories. The Company used approximately $5.6 million to expand inventory during 1998. In addition to a net operating loss in 1997, the Company used approximately $6.6 million in 1997 to expand inventory and accounts receivable. Cash used for operating activities in 1996 is primarily attributable to first year start-up expenses by the Company.

     Cash used in investing activities was approximately $45.9 million, $26.6 million and $.7 million during the years ended December 31, 1998, 1997, and 1996, respectively. The 1998 amount primarily reflects increases in finance receivables. The 1997 amount reflects the Company's growth, including a $13.6 million increase to finance receivables, approximately $12.2 million associated with acquisitions and $1.3 million related to the acquisition of property and equipment.

     Cash provided by financing activities was approximately $41.8 million, $33.6 million and $.8 million during the years ended December 31, 1998, 1997, and 1996, respectively. In 1998, the Company increased its line of credit borrowings by $32.3 million. The Company raised approximately $5.9 million in 1998 and $4.6 million in 1997 through the sale of preferred stock. During 1997, the Company increased its line of credit and floorplan borrowings by approximately $20.6 million. Notes payable increased by $14.2 million during 1997 with the borrowings primarily used for acquisitions and expansion of operations.

     The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the Finova Revolving Facility, the Company may borrow the lesser of $100,000 or up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 31, 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving facility is secured by substantially all of the Company's finance receivables. As of December 31, 1998 and 1997, the principal amount outstanding under the Finova Revolving Facility was $63.7 million and $31.2 million, respectively. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (10.25% as of December 31, 1998). As part of the Finova Revolving
Facility, the Company may finance up to $10 million of its used car inventory through Finova Capital Corporation. The Company was in violation of certain loan covenants at December 31, 1998. Finova Capital Corporation granted a waiver of the violation for December 31, 1998.

     During 1998 and 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance of $3.2 million at December 31, 1998 and $2.7 million at December 31, 1997. The maximum commitment under the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's used car inventory and bears interest at 1.5% over the prime rate (9.25% as of December 31, 1998). Amounts outstanding are payable on the earlier of the day after a car is sold or 180 days after the floorplan advance. The Company is in the process of liquidating the Manheim Facility. As of April 1999, the outstanding balance was approximately $160,000.

     In March 1997 and May 1997, Sirrom Capital Corporation ("Sirrom") loaned the Company a total of $7.5 million. The Company issued Sirrom a $3.5 million convertible note that bears interest at 12.0% and is convertible into Common Stock at a price per of $7.40 per share until its maturity date of June 30, 2000, and a $4.0 million convertible note that bears interest at 12.0% and is convertible at a price of $15.00 per share until its maturity date of May 12, 2002, subject to adjustment. The Company was in violation of certain loan covenants at December 31, 1998. Sirrom Capital Corporation granted a waiver of the violation for December 31, 1998.

     In September 1997, the Company completed the private placement of convertible notes in the aggregate amount of $1,050,000. The notes bear interest at the rate of 8.0% per annum and, since December 14, 1997, have been convertible into Common Stock of the Company at a conversion price of 66 2/3% of the average closing bid price for the five trading days immediately preceding the effective date of conversion. All of the debt has been converted into Common Stock as of December 31, 1998. The Company recorded deferred interest of $525,000 as a result of the discount on the conversion price which was amortized from the date of issuance to the first conversion date of the notes.

     In December 1997, Raytheon Aircraft Credit Corporation extended credit to the Company in the amount of $2.2 million to finance the purchase of equipment. In December 1998, the Company entered into a sale leaseback agreement (the "Lease") with GE Capital Corporation in the aggregate amount of $2,160,000 in respect of such equipment. The basic term of the Lease is 120 months at an interest rate per annum of 9.72% for the first 36 months and an interest rate per annum of 6.79% for the remainder of the Lease's term.

     In October 1997 and January and May 1998, the Company borrowed a total of $8.5 million from Stephens Inc. ("Stephens"). The Stephens' loans bear interest at the rate of 10% per annum and are secured by all of the assets and common stock of Eckler's. The Company guaranteed the debt. When the planned sale of Eckler's occurs, the Notes will have to be satisfied or renegotiated with different terms. Stephens has extended the maturities on each of the three notes to April 30, 2000.

     In September and December 1997, the Company completed an offering to institutional investors of 400 units of Series A Redeemable Convertible Preferred Stock and warrants at a price of $10,000 per unit. Proceeds from the offering, net of offerings costs, were approximately $3.9 million. Each unit consisted of one share of Series A Redeemable Convertible Preferred Stock and a five year warrant to acquire 150 shares of Common Stock for each preferred share purchased. The exercise prices of the warrants are $16.20 for 45,000 shares and $10.46 for 15,000 shares. As of December 31, 1998, all but one share of the Series A Redeemable Convertible Preferred Stock had been converted into Common Stock.

     In May and December 1997, the Company borrowed $1.0 million from Bankers Life Insurance Company and its affiliates. On March 29, 1999, Bankers elected to convert the $1.0 million, plus accrued interest and received 531,732 shares of Company Common Stock.

     In May 1998, the Company sold to a private investment group 220 shares of the Company's Series B Convertible Preferred Stock for $10,000 per share for an aggregate of $2.2 million. The Series B Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $10.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series B Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     In June 1998, the Company sold to a private investment group 24.98 shares of the Company's Series C Convertible Preferred Stock for $10,000 per share for an aggregate of $249,800. The Series C Convertible Preferred Stock has an 11.0% dividend per year and is convertible into Common Stock at a conversion rate of $11.18 per share. After December 2, 1999, the Company may, at its option, redeem the Series C Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series C Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     In June 1998, the Company sold to a private investment group 350 shares of the Company's Series D Convertible Preferred Stock for $10,000 per share for an aggregate of $3.5 million. The Series D Convertible Preferred Stock has an 11.0% dividend per year for five years and thereafter has a 20% dividend per year and is convertible into Common Stock at a conversion rate of $12.00 per share. After June 22, 2001, the Company may, at its option, redeem the Series D Convertible Preferred Stock for $10,000 per share. In connection with the issuance of the Series D Convertible Preferred Stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     In January 1999, pursuant to a Subordinated Loan Agreement dated as of January 31, 1999 ("Subordinated Loan Agreement") by and between the Company and High Capital Funding, LLC ("High Cap"), the Company borrowed $2 million. The Company issued 1999 Series A Subordinated Notes ("High Cap Notes") to High Cap and other purchasers in connection with the Subordinated Loan Agreement. The Notes, which mature on January 31, 2000, bear interest on the unpaid principal balance at the rate of 15% per annum, payable monthly in arrears. The interest rate increases to 18% per annum on May 1, 1999 and to 22% per annum on October 1, 1999. The High Cap Notes may be prepaid to any time without permission or penalty.

SEASONALITY

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

INFLATION

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

YEAR 2000

     At the beginning of the third quarter of 1996, the Company's primary operating system and its peripherals were made Year 2000 compliant. All new computer systems and software installations, including the computer systems of the Company's subsidiaries, are currently Year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems and historical information are or are expected to be in compliance no later than the fourth quarter of 1998. The Company continues to evaluate other computerized equipment to include security systems, fire control systems and power control systems, to determine whether they are Year 2000 compliant. The anticipated expense associated with the year 2000 compliance project will not include additional hardware cost or external staffing. The amounts incurred to date and expected to be incurred in the future, in connection with compliance with Year 2000 are not believed by the Company to be material. The Company is taking into account whether third parties with which the Company has material relationships are Year 2000 compliant. In addition, the Company will develop contingency strategies, as appropriate, in the event the Company encounters a Year 2000 compliance problem in its own, or in a third party vendor's, software applications.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) which becomes effective for us July 1, 1999. The Company believes the adoption of SFAS No. 133 will not have a material impact on the Consolidated Financial Statements.

     In June 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company does not expect adoption of the new SOP on January 1, 1999 to materially affect its consolidated financial statements.

DISCONTINUED OPERATIONS

     In January 1999, management made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus on the Company's continuing operations. These two segments are expected to be sold at a net gain during 1999.

     Revenues of the discontinued operations were $46.5 million and $25.2 million in 1998 and 1997, respectively. The Company's discontinued operations achieved an income of $0.4 million for the year ending December 31, 1998, which is an increase over a net loss of $1.4 million for the same period in 1996. The improved performance is primarily due to a significant increase in profitability for the Corvette parts and accessories segment. The profitability increase is due to an increasing volume of sales for the year ended December 31, 1998 compared to the same period in 1997.

RISK FACTORS

     There are various risks in purchasing the Company's securities or investing in its business, including those described below.

LIMITED COMBINED OPERATING HISTORY

     The Company has only a limited history of operations as a combined entity upon which to base its results of operations or prospects. The Company should be evaluated in light of the risks, expenses and difficulties frequently encountered by similar companies in early stages of operations. Further, the historical financial results of the companies considered by the Company to be its Predecessors are presented on a different basis than the historical financial results of the Company and, therefore, may not be indicative of the Company's future operating results or financial condition.

HISTORY OF LOSSES

     The Company incurred a net loss of approximately $6.9 million for 1998, reflecting the costs of a withdrawn public offering, and the increase in provision for credit losses associated with the significant increase in the amount of finance receivables, and the interest expense incurred on a highly leveraged capital structure. The Company incurred a net loss of approximately $18.6 million for 1997, reflecting the costs of integration of the acquired companies, development of the Company's infrastructure, compensation expense related to stock options, restructuring charges related to the settlement of various employment and consulting agreements and costs related to acquisitions that were not completed. Although the Company has experienced growth in revenues since January 1997 subsequent to the Predecessor Acquisition, there can be no assurance that growth and future profitability can be achieved. The Company's ability to maintain profitability and positive cash flow while implementing its business strategy will depend on a number of factors, including its ability to:
(i) assimilate and manage past and future expansion, (ii) expand revenue generating operations while not proportionately increasing its administrative overhead, (iii) originate finance contracts with an acceptable level of credit risk, (iv) obtain sufficient financing with acceptable terms to fund expansion,
(v) adapt to the increasingly competitive market in which it operates, (vi) obtain and purchase adequate supplies of cars, and (vii) collect its finance receivables. There can be no assurance that the Company will be successful in maintaining or increasing revenues, earnings or positive cash flows in the future. Any such failure could have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ABILITY  TO MANAGE  GROWTH;  RISKS  ASSOCIATED  WITH  EXPANSION  AND  CHANGES IN
BUSINESS

     The Company's future growth will depend in large part on its ability to open additional used car stores, manage expansion, control costs in its operations, integrate acquisitions into existing operations, underwrite and collect finance receivables without significant losses, develop the human resources necessary to support rapid growth and establish and maintain the infrastructure necessary to execute its business plan. While the Company is presently focusing on internal expansion, a significant portion of the Company's growth historically has resulted from acquisitions of existing used car dealerships and related businesses, including used car finance companies that lend primarily to credit-impaired customers. The Company will continue to consider selected acquisitions under appropriate circumstances. See "Business--Company Growth."

     The Company's growth has placed significant demands on all aspects of the Company's business, including its management, administrative, operational, financial reporting and other systems personnel. Additional growth by the Company may further strain the Company's systems and resources, and there can be no assurance that the Company's systems, resources, procedures and controls will be adequate to support further expansion of the Company's operations. As growth continues, the Company will review its management infrastructure, systems and financial controls, and any acquired used car dealership operations and make adjustments or complete reorganizations as appropriate. Additionally, from time to time, the Company may consider the disposition of certain non-core operating units. Unforeseen capital and operating expenses, liabilities, barriers to entry in the markets in which the Company has little or no prior experience, or other difficulties, complications and delays frequently encountered in connection with the expansion and integration of operations could inhibit the Company's growth. In order for the Company to recognize the full benefits of a significant acquisition, it will need to integrate the acquisition with its administrative, finance, sales, personnel and marketing organizations.

     The Company's ability to continue to grow its used car business will also be dependent upon, among other things, the Company's ability to attract and retain competent management, the availability of capital to fund expansion and the availability of suitable store locations and, to a lesser extent, suitable acquisition candidates. The Company intends to finance expansion through a combination of its available cash resources, borrowings from financial institutions and, in appropriate circumstances, the issuance of equity and/or debt securities. Expansion will have a significant effect on the Company's financial position and could cause substantial fluctuations in the Company's quarterly and yearly operating results. Acquisitions are also likely to result in the recording of significant goodwill and intangible assets on the Company's financial statements, the amortization of which would reduce reported earnings in subsequent years. In addition, the issuance of additional shares of Common Stock and other securities in connection with acquisitions may substantially dilute the interests of existing shareholders.

     The Company's finance receivables portfolio has grown rapidly since the Company's inception and such growth is expected to continue. This growth creates the risk that the Company's provision for credit losses will not be sufficient to cover actual losses on the portfolio. The Company's failure to maintain a sufficient provision for credit losses could have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses."

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

HIGH RISK OF DEFAULTS ON RECEIVABLES PORTFOLIO

     The self-financed used car business sells to customers that typically have limited credit histories, low incomes and/or past credit problems (generally referred to herein as "credit-impaired customers"). Such customers cannot, generally, obtain a loan from a local financial institution or from the credit facilities of a major automobile manufacturer (e.g., General Motors Acceptance Corporation or Ford Motor Credit Company). One industry report estimated that between 5% and 40% of any group of loans made to credit-impaired customers will default during the life of that particular group. Consequently, the Company's finance contracts have a higher probability of delinquency and default and, as a result, greater servicing costs than loans made to consumers who pose lesser credit risks. The Company's profitability depends in part upon its ability to properly evaluate the creditworthiness of credit-impaired customers and efficiently service its loans. There can be no assurance that satisfactory credit performance of the Company's customers will be maintained or that the rate of future defaults and/or losses will be consistent with prior experience or at levels that will allow the Company to achieve profitability. Most borrowers' ability to remit payments in accordance with the terms of their loans is dependent on their continued employment. An economic downturn resulting in increased unemployment could cause a significant rise in delinquencies and defaults, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows. Moreover, increases in the delinquency and/or loss rates in the Company's loan portfolio could adversely affect the Company's ability to obtain or maintain its financing sources. See "Business--Financing Customers with Impaired Credit" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses."

UNSEASONED LOAN PORTFOLIO

     Due to the growth of the Company's loan portfolio during the last eighteen months, a significant portion of the loan portfolio is unseasoned. Accordingly, delinquency and loss rates in the portfolio will most likely fluctuate unpredictably. Cars that serve as collateral will, in most cases, be worth less than the unamortized principal and interest charges. The resale prices of used cars will affect the amount realized following repossession of collateral.
Further, the Company may also incur significant legal costs prior to repossessing a financed vehicle or reselling such vehicle after repossession. The Company does not intend to purchase insurance to protect against loan defaults or make up the difference between the principal amount remaining on a defaulted loan and the net proceeds realized on the resale of a repossessed vehicle that secured such defaulted loan. There is no assurance that loans made by the Company to its customers will ultimately be repaid, which would result in the Company having to write off such loans and would materially and adversely affect the Company's financial condition, results of operations or cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses."

HIGH LEVERAGE

     The Company is highly leveraged. On December 31, 1998, the Company's total indebtedness (including discontinued operations) was approximately $113.2 million, or 91.6% of its total assets. A substantial portion of such debt is collateralized by the Company's finance contracts, automobile inventory and certain property, plant and equipment. The Company's substantial leverage could have adverse consequences, including: (i) limiting its ability to obtain additional financing, (ii) requiring the Company to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing the Company to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing the Company's vulnerability to changes in general economic conditions and competitive pressures and (v) limiting the Company's ability to capitalize on potential growth opportunities. In addition, the Company's loan agreements contain certain covenants that limit, among other things, the Company's ability to engage in certain mergers and acquisitions, incur additional indebtedness or further encumber its assets, pay dividends or make other distributions. The covenants also require the Company to meet certain financial tests. A default under the Company's borrowing agreements could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company has a material amount of debt maturing in the year 2000 and refinancing said debt could result in unfavorable terms to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

SUBSTANTIAL NEED FOR ADDITIONAL CAPITAL

     The Company will require additional capital in order to fund any expansion. If adequate funds are not available on terms acceptable to the Company, the Company may be required to significantly curtail its expansion plans. Historically, the Company has funded most of its capital expenditures for the opening of new stores through the issuance of debt and preferred stock, which, in many cases, is convertible into shares of Common Stock. The Company's ability to fund the planned expansion of its store base is directly related to the continued availability of these and other funding sources.

     The operation of used car dealerships and finance companies is capital intensive. The Company requires capital to: (i) acquire and maintain inventories of cars and parts, (ii) originate finance contracts, (iii) purchase and maintain service equipment and (iv) maintain its facilities. The Company finances the purchase of all of its used car inventory and leases most of the properties on which it conducts business. Consequently, the Company incurs significant operating, borrowing and fixed occupancy costs. Should the Company's expansion plans require additional funding or should its capital requirements exceed current estimates, the Company could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such financing when needed or on acceptable terms. As a result, the Company may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of its operations. Further, if the Company is able to access additional capital through borrowings, such debt will increase the already substantial debt obligations of the Company, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

     The Company also competes with franchised dealers, individual used car dealerships, as well as individual buyers and sellers of used cars. Industry wide gross profit margins on sales of cars generally have been declining, and the used car market faces increasing competition from non-traditional sources such as independent leasing companies, brokers, buying services, Internet companies and used car superstores. Some of the recent market entrants may be capable of operating on smaller gross margins than the Company. There can be no assurance that the Company will be able to maintain or increase its size relative to that of its competitors or to increase profit margins in the face of increased competition. The Company expects that there will be increasing competition in the acquisition of other used car dealerships as industry participants become larger. See "Business--Self-Financed Used Car Stores."

SENSITIVITY TO INTEREST RATES

     A substantial portion of the Company's finance contract income results from the difference between the rate of interest it pays on the funds it borrows and the rate of interest it earns pursuant to the finance contracts in its portfolio. While the finance contracts that the Company services bear interest at fixed rates, the Company's indebtedness generally bears interest at floating rates. In the event the Company's interest expense increases, the Company would seek to compensate for such increases by raising the interest rates on its new finance contracts or by raising the retail sales prices of its cars. To the extent the Company is unable to do so because of legal limitations or otherwise, the net margins on the Company's finance contracts would decrease, thereby adversely affecting the Company's financial condition, results of operations or cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulation and Litigation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

FLUCTUATIONS IN OPERATING RESULTS

     The Company's operating results have varied in the past and may vary significantly in the future. Factors causing fluctuations in operating results include, among other things, seasonality in car purchases, changes in pricing policies by the Company and its competitors, changes in operating expenses, changes in the Company's strategy, personnel changes, the failure, delay and expense in making the Company's software, systems and networks Year 2000 compliant, the effect of acquisitions and general economic factors. The Company has limited or no control over many of these factors. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicative of future performance. Due to all of these factors, it is likely that in some future period the Company's results of operations will fall below market expectations. This would likely negatively impact the Company's financial condition, results of operations or cash flows and cause the price of the Common Stock to decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

SOURCING USED CARS

     The Company acquires a significant amount of its used car inventory through auctions and, to a lesser extent, from other sources, including wholesalers and trade-ins at the Company's franchised new car stores. Some of the auctions for cars are open only to the franchised dealers of specific manufacturers. Accordingly, there can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs, particularly if changes occur in the type of used cars that are sold in auctions closed to the Company or if competitive pressures increase as a result of new entrants into the Company's market. Any reduction in available inventory or increase in inventory wholesale costs that cannot be reflected in retail market prices could have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Business--Self-Financed Used Car Stores."

RISKS RELATED TO GOODWILL

     As of December 31, 1998, the Company's total assets were approximately $123.5 million, of which approximately $23.8 million, or approximately 19.3% of total assets, was goodwill. Goodwill is the excess of cost over fair market value of net assets acquired. There can be no assurance that the value of such goodwill will ever be realized by the Company. The Company's goodwill is being amortized on a straight-line basis over a period of 40 years, which will produce an annual charge to operations of approximately $331,000. The Company will evaluate on a regular basis whether events and circumstances have occurred which indicate that the carrying amount of goodwill warrants revision or may not be recoverable. Any future determination requiring the write-off of a significant portion of unamortized goodwill could adversely affect the Company's financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

     A total of 1,555,650 shares of Common Stock have been reserved for issuance under the Company's employee compensation plans and certain outstanding option agreements. The Company also had outstanding, as of December 31, 1998, convertible notes, public and non-public warrants, convertible preferred stock, and certain other rights to acquire a total of 2,379,183 shares of Common Stock, of which all but approximately 680,012 shares of Common Stock have been registered for resale on registration statements on Form S-3, including 600,000 shares underlying publicly traded warrants. The beneficial owners of 660,012 shares of Common Stock, issuable upon conversion of currently outstanding convertible preferred stock and debt have registration rights that allow them to cause the Company to register their shares for sale under certain circumstances. Sales of substantial amounts of Common Stock, or the availability of substantial amounts of Common Stock for future sale, could adversely affect the prevailing market price of the Common Stock..

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

     Currently, the Company's used car sales activities are conducted and its finance contracts have been originated in Florida, where existing statutes limit the interest rate which a lender may charge on consumer finance contracts. Before the Company expands its operations to states other than Florida, the Company must consider the impact of usury laws in those states. To the extent that the interest rates and fees charged by the Company are limited by the application of maximum allowable interest rates and charges that in the future may be lower than those currently charged by the Company, the Company's financial condition, results of operations or cash flows may be adversely affected. See "Business--Regulation, Supervision and Licensing."

     In addition, due to the consumer-oriented nature of the automobile finance industry, used car dealerships are frequently named as defendants in litigation involving alleged violations of federal and state consumer lending or other laws and regulations. There can be no assurance that the Company will not become subject to such litigation in the future. A significant judgment against the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. See "Legal Proceedings."

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

NO ANTICIPATED DIVIDENDS

     The Company has not paid dividends on its Common Stock since its initial public offering of Common Stock in 1995, and does not intend to pay any dividends on its Common Stock for the foreseeable future. It is anticipated that any earnings which the Company may realize in the foreseeable future will be retained to finance the development and expansion of its business. In addition, under certain loan covenants, the Company is prohibited from paying dividends without the prior consent of the lender. Also, certain series of the Company's preferred stock provide for cumulative dividends on such preferred stock and prohibit the payment of dividends on the Common Stock if unpaid dividends are outstanding on such preferred stock.

NO ASSURANCE OF CONTINUED MARKET FOR COMMON STOCK

     The Company's Common Stock is currently listed on the Nasdaq SmallCap Market. Continued inclusion on the Nasdaq SmallCap Market requires the Company to maintain certain criteria such as market value, public float, net tangible asset value, capital and surplus. The Company is currently not in compliance with the listing requirements of the Nasdaq SmallCap Market. In the past, the Company has not met the Nasdaq SmallCap Market requirement of a market capitalization of $35 million, and Nasdaq commenced the delisting process. The Company requested a hearing and made a submission against delisting. Based on the submission and the Company's subsequent compliance with the market capitalization requirement, Nasdaq terminated the delisting process. However, when the Company again did not comply with the listing requirements, Nasdaq again commenced the delisting process. By letter dated October 26, 1998, Nasdaq allowed the Company to continue its listing, provided that the Company earn at least $500,000 net income for the fiscal year ended December 31, 1998. The Company did not earn that amount, but because it intends to sell both the two new car dealerships and its Eckler's business segments and take other actions, believes it will meet the $2 million net tangible asset requirements upon completing sales on or before December 31, 1999.

     If the Company fails to comply with the applicable Nasdaq listing requirements, it would lose Nasdaq listing and trading in the securities would be conducted in the over-the-counter market known as the OTC Electronic Bulletin Board, or the "pink sheets." In such event, purchasers of Common Stock may have difficulty selling their shares because some brokerage firms will not effect transactions in securities that are traded in the pink sheets. Further, if for any reason the Company fails to maintain sufficient qualifications for continued listing on the Nasdaq SmallCap Market and the market price of the Common Stock declines to below $5.00 per share, purchasers of Common Stock may have difficulty selling their shares should they desire to do so because of the penny stock rules. The Securities and Exchange Commission has adopted regulations which generally define a penny stock to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The shares of Common Stock are currently exempt from the definition of penny stock because they are quoted on the Nasdaq SmallCap Market. If they are later removed from listing by the Nasdaq SmallCap Market, and are traded at a price below $5.00 per share, the shares of Common Stock may become subject to the penny stock rules that impose burdensome sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors, and, thus, the rules will restrict the ability of broker-dealers to sell the Company's Common Stock. Some brokerage firms will not effect transactions in securities if such securities trade below $5.00 per share, and it is unlikely that any bank or financial institution will accept such securities as collateral, which could have an adverse effect on the development or maintenance of a market for such securities.

POTENTIAL CONFLICTS OF INTEREST

     Robert J. Abrahams, the Chairman of the Board of the Company, is also a director of Ugly Duckling Corporation ("Ugly Duckling"), a retailer of used cars. Although the Company believes that it is not in direct competition with Ugly Duckling because the Company generally retails later model cars to a different market segment of customers, Mr. Abrahams may have a conflict of interest in the future should Ugly Duckling and the Company pursue the same acquisitions or customers having the same credit profile. In such event, Mr. Abrahams would be required to recuse himself from both boards of directors regarding any decisions to be made about business opportunities. See "Executive Officers of the Registrant."

POTENTIAL INFLUENCE OF EXISTING SHAREHOLDERS

     As of December 31, 1998, the Company's directors and executive officers, their affiliates, and certain principal shareholders owned or had voting control of approximately 38.4% of the issued and outstanding Common Stock of the Company. Further, assuming exercise by all of the Company's directors and executive officers of all of the outstanding options and warrants to purchase Common Stock held by them, they would control, as of December 31, 1998 approximately 46.7% of the voting stock. Consequently, management may be able to direct the election of the Company's directors, effect significant corporate events and generally direct the affairs of the Company. The concentration of ownership by the Company's directors and executive officers and certain principal shareholders may have the effect of approving or preventing a sale or takeover of the Company on terms unfavorable to other shareholders.

ANTI-TAKEOVER CONSIDERATIONS

     Certain   provisions  of  Florida  law  and  the   Company's   Articles  of
Incorporation as amended or Bylaws as amended ("Articles/Bylaws") could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for the Company's Common Stock. The Company is subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act (the "FBCA"). Those provisions require, subject to certain exceptions, that an "affiliated transaction" be approved by a majority of disinterested directors or by the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." In addition, the Company's Articles/Bylaws, among other things, provide for a classified Board of Directors for the Company and provide that (i) any action required or permitted to be taken by the shareholders of the Company may be effected only at an annual or special meeting of shareholders and not by written consent of the shareholders;
(ii) any special meeting of the shareholders may be called only by the Chairman of the Board, the President or the Chief Executive Officer, or upon the written demand of the holders of not less than 25% of the votes entitled to be cast at a special meeting; (iii) an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings; and (iv) a director may be removed only for cause upon approval of holders of not less than 662/3% of the Company's voting stock as such term is used in the Articles/Bylaws. In addition, the Company is authorized to issue up to 5.0 million shares of preferred stock, in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. As of December 31, 1998, the Company had outstanding 595.98 shares of preferred stock. Issuance of additional shares of Common Stock or new series of preferred stock could have the effect of preventing or delaying a sale or takeover of the Company which might have been in the best interests of the Company and its shareholders. See "Description of Capital Stock."

PENDING LITIGATION - PUTATIVE CLASS ACTION LAWSUIT

     During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Company publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations.

     ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not invest or trade in foreign currency or commodity transactions which would ordinarily be subject to market risk. The interest rate on the Company's revolving credit facility with Finova Capital Corporation is based on the prime rate plus 2.5%. Accordingly, a significant increase or decrease in the prime rate could affect the Company's earnings in the future. The Company believes, however, that its financial instruments are disclosed at their fair values. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties and matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Changes in assumptions could significantly affect these estimates. Since fair value estimates are as of a particular date, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

     ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of Smart Choice Automotive Group, Inc. are set forth in Appendix A hereto.

           ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


                   ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

                       ITEM 11 -- EXECUTIVE COMPENSATION.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

   ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

           ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contemplated by this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1998 annual meeting of shareholders.

                                     PART IV

               ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

          (1)  Financial statements

               Report of Independent Certified Public Accountants

               Consolidated Balance Sheets of Smart Choice Automotive Group, Inc. and Subsidiaries at December 31, 1998 and 1997.

               Consolidated Statements of Operations of Smart Choice Automotive Group, Inc. and Subsidiaries for the years ended December 31, 1998 and 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 and for the period from inception (June 21, 1996) through December 31, 1996

               Summary of Significant Accounting Policies

               Notes to Consolidated Financial Statements

          (2)  Financial statement schedules

               Omitted because not applicable or because data is reflected in the Notes to Financial Statements

          (3)  Exhibits

EXHIBIT LIST HERE

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 1999.

                              SMART CHOICE AUTOMOTIVE GROUP, INC.


                              By:  /S/ GARY R. SMITH
                              -----------------------
                              Gary R. Smith
                              President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES            TITLE                                  DATE
         ----------            -----                                  ----


/S/ ROBERT J. ABRAHAMS      Director                             April __, 1999
 ---------------------
Robert J. Abrahams

/S/ GARY R. SMITH          President, Chief Executive            April __, 1999
-----------------          Officer and a Director (Principal
Gary R. Smith              Executive Officer)

/S/ JOHN HOLDEN, JR.       Director                              April __, 1999
--------------------
John Holden, Jr.

/S/ LEWIS H. BERMAN        Director                              April __, 1999
-------------------
Lewis H. Berman

/S/ CRAIG MACNAB           Director                              April __, 1999
------------------
Craig Macnab

/S/ Richard M. Todd        Chief Accounting Officer              April __, 1999
--------------------
Richard M. Todd


   EXHIBIT
     NO.         EXHIBIT DESCRIPTION                FILED HEREWITH OR INCORPORATED BY REFERENCE TO:

 3.1            Amended and Restated Articles      Exhibit 3.1 to Form SB-2 Registration Statement, filed on
                of Incorporation of Smart          September 1, 1995, File No. 33-96520-A.
                Choice Automotive Group, Inc.
                (the "Company")


 3.1.1          Articles of Amendment to           Exhibit 3.2 to Form 10-Q filed on May 20, 1997.
                Articles of Incorporation of
                the Company

 3.2            Amended and Restated By-Laws of    Exhibit 3.2 to Form SB-2 Registration Statement, filed on
                the Company                        September 1, 1995, File No. 33-96520-A.

 3.2.1          Amendment No. 1 to Amended and     Exhibit 3.2.1 to Amendment No. 2 to Form SB-2
                Restated Bylaws                    Registration Statement, filed on November 6, 1995, File
                                                   No. 33-96520-A.

 3.2.2          Second Articles of Amendment to    Exhibit 3.1 to Form 8-K filed on October 9, 1997.
                Articles of Incorporation

 3.2.3          Third Articles of Amendment to     Exhibit 3.1 to Form 10-Q filed on May 15, 1998.


 3.2.4          Fourth Articles of Amendment to    Exhibit 3.2.4 to Form S-1 filed on July 17, 1998.
                Articles of Incorporation

 3.2.5          Fifth Articles of Amendment to     Exhibit 3.2.5 to Form S-1 filed on July 17, 1998.
                Articles of Incorporation

 4.1            Specimen Common Stock              Exhibit 4.1 to Form 8-A Registration Statement, filed on
                Certificate                        April 16, 1997.

 4.2            Specimen of Warrant Certificate    Exhibit 4.2 to Form 8-A Registration Statement, filed on
                                                   April 16, 1997.

 4.3            Warrant Agreement between the      Exhibit 4.5 to Amendment No. 2 to Form SB-2 Registration
                Company and American Stock         Statement, filed on November 6, 1995, File No. 33-96520-A.
                Transfer & Trust Company, as
                Warrant Agent, dated November
                9, 1995

 4.3.1          Form  of  Amendment to  Warrant    Exhibit  4.4  to  Form  8-A Registration Statement,
                Agreement                          filed on  April 16, 1997.

 10.1           Eckler Industries, Inc.            Exhibit 10.4.1 to Form SB-2 Registration Statement, filed
                Retirement and Savings Plan and    on September 1, 1995, File No. 33-96520-A.
                Trust Agreement, as Amended and
                Restated on September 14, 1992

 10.1.1         1998 Executive Incentive           Exhibit A to Proxy Statement filed on June 9, 1998.
                Compensation Plan

 10.2           Amendment No. 1 to Eckler          Exhibit 10.4.2 to Form SB-2 Registration Statement filed
                Industries, Inc. Retirement and    on September 1, 1995, File No. 33-96520-A.
                Savings Plan Trust Agreement
                Dated March 28, 1994.

 10.3           Eckler Industries, Inc.            Exhibit 10.6 to Form SB-2 Registration Statement, filed
                Non-Qualified Stock Option Plan    on September 1, 1995, File No. 33-96520-A.

 10.4           Eckler Industries, Inc. 1995       Exhibit 10.7 to Form SB-2 Registration Statement, filed
                Combined Qualified and             on September 1, 1995, File No. 33-96520-A.

                Option Plan

 10.5           Registration Rights Agreement by   Exhibit 10.15 to Amendment No. 1 to Form  SB-2
                and among the Company and each     Registration Statement, filed on October 13, 1995,
                of the Purchasers  referred to     File No. 33-96520-A.
                in  Schedule 1 thereto, dated
                September 20, 1995.

 10.6           Unit Purchase Option Agreement     Exhibit 1.2 to Amendment No. 2 to Form SB-2 Registration
                between the Company and Argent     Statement, filed on November 6, 1995, File No. 33-96520-A.
                Securities, Inc. and
                Certificate dated November 15,
                1995.

 10.7           Loan Agreement between the         Exhibit 10.19 to Post-Effective Amendment No. 2 to Form
                Company and Barnett Bank, N.A.     SB-2 Registration Statement, filed on November 14, 1996,
                dated September 30, 1996           File No. 33-96520-A.

 10.8           Mortgage and Security Agreement    Exhibit 10.20 to Post-Effective Amendment No. 2 to Form
                between the Company and Barnett    SB-2 Registration Statement, filed on November 14, 1996,
                Bank, N.A. dated September 30,     File No. 33-96520-A.
                1996.

 10.9            Promissory Note in the amount     Exhibit 10.21 to Post-Effective Amendment No. 2 to Form
                 of $2,400,000 from the Company    SB-2 Registration Statement, filed on November 14, 1996,
                 in favor of Barnett Bank, N.A.    File No. 33-96520-A.
                 dated September 30, 1996.

 10.10           Assignment of Loan Documents      Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 dated November 4, 1997 between
                 Barnett Bank, N.A. and The
                 Huntington National Bank
                 ("Huntington")

 10.11           Modification of Mortgage Deed     Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 and Security Agreement dated
                 November 3, 1997 between the
                 Company and Huntington

 10.12           Future Advance Promissory Note    Exhibit 10.12 to Form 10-K filed on April 14, 1998.
                 dated December 30, 1997,
                 principal amount $260,000, the
                 Company maker, Huntington, payee

 10.13           Modification  of  Mortgage  and    Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Mortgage  Note  and  Extension
                 Agreement dated December 30,
                 1997 between the Company and
                 Huntington.

 10.13.1         Modification  of Mortgage  Note    Exhibit  10.13.1 to From S-1 filed on August 21, 1998,
                 and Extension  Agreement  dated    file no. 333-59375
                 July 24, 1998 between the
                 Company and Huntington.

 10.14           Merger Agreement between           Exhibit 10.1 to Form 8-K, filed on February 12, 1997
                 Smart Choice Holdings, Inc.
                 ("SCHI"), the Company, Thomas
                 E. Conlan and  Gerald C. Parker
                 dated December 30,  1997.

10.15            First Amended and Restated Loan    Exhibit 4.1 to Form 10-Q, filed on May 20, 1997.
                 and Security Agreement between
                 Florida Finance Group, Inc.
                 ("FFG") and Finova Capital
                 Corporation ("Finova"), dated
                 February 4, 1997.

10.16            Warrant to Purchase Common Stock   Exhibit 4.2 to Form 10-Q, filed on May 20, 1997.
                 of the Company between the
                 Company and Finova, dated
                 January 13, 1997.

10.17            Promissory Note by Eckler          Exhibit 10.1 to Form 8-K filed on March 5, 1998
                 Industries, Inc. in favor of
                 Stephens Inc.

10.17.1          Amendment to Guaranty Agreement    Exhibit 10.4 to Form 8-K filed on March 5, 1998.
                 between Registrant and Stephens
                 Inc.

10.17.2          Amendment to Pledge and Security   Exhibit 10.5 to Form 8-K filed on March 5, 1998.
                 Agreement between Registrant and
                 Stephens Inc.

10.17.3          Loan Extension and Modification    Filed herewith.
                 Agreement between Registrant and
                 Stephens Inc. dated April 15, 1999.

10.17.4          Extension of Engagement Letter     Filed herewith.
                 between Stephens Inc. and
                 Registrant dated March 1, 1999.

10.17.5          Warrant Agreement Issued to        Filed herewith.
                 Stephens Inc.

10.18            Promissory note dated February     Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                 24, 1998, First Choice Auto
                 Finance, Inc., maker, and
                 Manheim Automotive Financial
                 Services, Inc., payee.

10.18.1         Guaranty dated March 21, 1997       Exhibit 10.10 to Form 8-K filed on March 5, 1998.
                from the Company in favor of
                Manheim Automotive Financial
                Services, Inc.

10.19           Second Amended and Restated Loan    Filed herewith
                and Security Agreement dated
                November 9, 1998 between FFG,
                Liberty Finance Company, Smart
                Choice Receivable Holdings
                Company and First Choice Auto
                Finance, Inc., SC Holdings, Inc.,
                the Company and Finova Capital
                Corporation.

10.19.1         Guaranty to Finova from the        Exhibit 4.5 to form 10-Q, filed on May 20, 1997.
                Company dated January 13, 1997.

10.19.2         Guaranty to Finova from SC         Filed herewith.
                Holdings, Inc. dated
                November 9,1998.

10.19.3         Guaranty to Finova from the        Filed herewith.
                Company.

10.20           Eighth Amended and Restated        Exhibit 10.20 to Form S-1 filed on August 21, 1998, File
                Promissory Note dated March 27,    No. 333-59375
                1998, between FFG, maker, and
                Finova

10.20.1         Ninth Amended and Restated         Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                Promissory Note dated March 27,
                1998, between FFG, maker and
                Finova.

10.20.2         Tenth Amended and Restated         Filed herewith.
                Promissory Note dated November
                9, 1998, between FFG, Liberty
                Finance Company, Smart Choice
                Receivable Holdings Company and
                First Choice Auto Finance, Inc.

10.21           Fourth Amended and Restated        Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                Schedule to Amended and Restated   File No. 333-59375
                Loan and Security Agreement,
                FFG, borrower, Finova, lender,
                dated March 27, 1998.

10.21.1         Fifth Amended and Restated         Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                Schedule to Amended and Restated
                Loan and Security Agreement,
                FFG, borrower,  Finova, lender.

10.21.2         Schedule to Second Amended and     Filed herewith
                Restated Loan and Security
                Agreement, dated November 9,
                1998, FFG, Liberty Finance
                Company and First Choice Auto
                Finance, Inc., borrower.

10.21.3         Intercreditor Agreement between    Filed herewith.
                Manheim Automotive Financial
                Services, Inc. and Finova
                Capital Corporation.

10.22           Stock Purchase Agreement dated     Exhibit 10.1 to Form 10-Q, filed on May 20, 1997.
                January 28, 1997 between SCHI
                and Gary Smith.

10.23           Promissory Note dated January      Exhibit 10.2 to Form 10-Q filed on May 20, 1997.
                28, 1997, First Choice Auto
                Finance, Inc. ("FCAF"), maker,
                Gary Smith, payee, in the
                principal amount of $1,031,008.

10.24           Lease dated April 5, 1997
                between Gary R. Smith and Team
                Automobile Sales and Finance,      Exhibit 10.24 to Form S-1 filed on August 21, 1998, File
                Inc.                               No. 333-59375

10.25           Promissory Note Modification       Exhibit 10.25 to Form S-1 filed on August 21, 1998, File
                Agreement, dated December 15,      No. 333-59375
                1997 between FCAF and Gary R.
                Smith.

10.26           Asset Purchase Agreement dated     Exhibit 10.3 to Form 10-Q, filed on May 20, 1997.
                January 28, 1997 between FCAF
                and Gary Smith.

10.27           Asset Purchase Agreement among     Exhibit 10.17 to Form 8-K, filed on February 26, 1997.
                FCAF, Palm Beach Finance and
                Mortgage Company ("PBF"), Two
                Two Five North Military Corp.
                ("225"), and David Bumgardner,
                and Amendment thereto.

10.28           Loan and Security Agreement        Exhibit 10.18 to Form 8-K, filed on February 26, 1997.
                between 225 and FCAF dated
                February 14, 1997.

10.29           9% Secured Convertible Note of     Exhibit 10.20 to Form 8-K, filed on February 26, 1997.
                FCAF to 225 and PBF.

10.30           9% Convertible Debenture of SCHI   Exhibit 10.21 to Form 8-K, filed on February 26, 1997.
                to PBF.

10.31           Lease between David Bumgardner     Exhibit 10.22 to Form 8-K, filed on February 26, 1997.
                as Lessor and FCAF, Lessee,
                dated February 13, 1997.

10.32           Indemnification Agreement in       Exhibit 10.23 to Form 8-K, filed on February 26, 1997.
                favor of PBF and 225 by FCAF,
                dated February 14, 1997.

10.33           Executive Employment Agreement     Exhibit 10.15 to Form 10-Q, filed on May 20, 1997.
                between the Company and Gary
                Smith.

10.34           Executive Employment Agreement     Exhibit 10.16 to Form 10-Q, filed May 20, 1997.
                between the Company and Robert
                Abrahams.

10.35           Executive  Employment Agreement    Exhibit 10.35 to Form 10-Q filed on August 21, 1998,
                dated April 11, 1997 between the   File No. 333-59375.
                Company and Joseph Alvarez.

10.36           Executive  Employment Agreement    Exhibit 10.36 to Form S-1 filed on August 21, 1998,
                between the Company and Ronald     File No. 333-59375.
                Anderson.

10.36.1         Executive  Employment  Agreement   Exhibit  10.36.2 to Form S-1 filed on August 21, 1998,
                dated February 9, 1998 between     File No. 333-53975.
                the Company and Robert J. Downing.

10.37           Non Qualified Stock Option         Exhibit 10.37 to Form S-1 filed on August 21, 1998, File
                Agreement dated March 5, 1997      No. 333-53975.
                among the Smart Choice Holdings
                Management Trusts (the
                "Management Trusts"), Eckler
                Industries, Inc., and Robert J.
                Abrahams.

10.38           Non Qualified Stock Option         Exhibit 10.38 to Form S-1 filed on August 21, 1998, File
                Agreement dated March 5, 1997      No. 333-59375.
                among the Management Trusts,
                Eckler Industries, Inc., and
                Robert J. Abrahams.

10.39           Non Qualified Stock Option         Exhibit 10.39 to Form 10-K, filed on April 14, 1998.
                Agreement dated April 11, 1997,
                among the Management Trusts, the
                Company and Joseph Alvarez.

10.40           Stock Option  Agreement dated      Exhibit 10.40 to Form S-1 filed on August 21, 1998, File
                March 24, 1997 between the         No. 333-59375.
                Company and Ronald Anderson.

10.41           Non-Qualified Stock Option         Exhibit 10.41 to Form S-1 filed on August 21, 1998, File
                Agreement dated April 17, 1997     No. 333-59375
                between the Company and David
                Bumgardner.

10.42           Non-Qualified Stock Option         Exhibit 10.42 to Form S-1 filed on August 21, 1998, File
                Agreement dated April 17, 1997     No. 333-59375
                between the Company and Craig
                Macnab.

10.43           Stock Option  Agreement dated      Exhibit 10.43 to Form S-1 filed on August 21, 1998, File
                March 19, 1997 between the         No. 333-59375
                Company and Gerald Parker.

10.44           Non-Qualified Stock Option         Exhibit 10.44 to Form S-1 filed on August 21, 1998, File
                Agreement dated April 17, 1997     No. 333-59375
                between the Company and Gerald
                Parker.

10.45           Non-Qualified Stock Option         Exhibit 10.45 to Form S-1 filed on August 21, 1998, File
                Agreement dated April 17, 1997     No. 333-59375.
                between the Company and Donald
                Wojnowski.

10.46.1         Non-Qualified Stock Option         Exhibit  10.46.1 to Form S-1 filed on August 21, 1998,
                Agreement dated July 29, 1997      File No. 333-59375.
                between the  Company  and
                Joseph Alvarez.

10.46.2         Non-Qualified  Stock  Option       Exhibit 10.46.2 to Form S-1 filed on August 21, 1998,
                Agreement  dated  January 29,      File No. 333-59375.
                1997 between the Company and
                Joseph Mohr.

10.46.3         Non-Qualified  Stock  Option       Exhibit 10.46.3 to Form S-1 filed on August 21, 1998,
                Agreement  dated  February 9,      File No. 333-59375.
                1998 between the Company and
                Robert Downing.

10.46.4         Non-Qualified  Stock  Option       Exhibit 10.46.4 to Form S-1 filed on August 21, 1998,
                Agreement  dated  January 29,      File No. 333-59375.
                1997 between the Company and
                Ron Anderson.

10.47           Convertible Senior Promissory      Exhibit 10.18 to Form 10-Q, filed May 20, 1997.
                Note dated March 13, 1997, the
                Company, maker, Sirrom Capital
                Corporation ("Sirrom"), payee.

10.48           Convertible Senior Promissory      Exhibit 10.19 to Form 10-Q, filed May 20, 1997.
                Note dated May 13, 1997, the
                Company, maker, Sirrom, payee.
                between the Company and Sirrom,

10.49           Amended and Restated               Exhibit 10.20 to Form 10-Q, filed May 20, 1997.
                Registration  Rights Agreement
                dated May 13, 1997.

10.50           Asset  Purchase  Agreement         Exhibit 10.1 to Form 8-K filed on July 14, 1997.
                dated as of June 27,  1997 among
                the Company, Strata Holding, Inc.,
                Ready Finance, Inc., Donald Cook,
                Marilyn Cook and Madie A.
                Stratemeyer.

10.51           Form of Convertible Note issued    Exhibit 10.1 to Form 8-K filed on October 9, 1997.
                by the Company to High Capital
                Funding, LLC, and other
                purchasers.

10.51.1         Form of Warrant issued by the      Exhibit  10.2 to Form 8-K  filed on October 9, 1997.
                Company to High Capital Funding,
                LLC,  and  other  purchasers.

10.52           Subordinated Loan Agreement        Filed herewith.
                dated January 30, 1999, between
                High Capital Funding, LLC and
                the Company.

10.52.1         Company Form of 1999 Series A      Filed herewith.
                Subordinated Note.

10.52.2         Guaranty Agreement between SC      Filed herewith.
                Holdings, Inc., First Choice
                Auto Finance, Inc. and High
                Capital Funding, LLC.

10.53           Promissory Note, principal         Exhibit 10.3 to Form 8-K filed on October 9, 1997.
                amount $1,500,000 by Eckler
                Industries, Inc., maker,
                Stephens Inc., payee.

10.54           Promissory Note, principal         Exhibit 10.1 to Form 8-K filed on March 5, 1998.
                amount $3,000,000, Eckler
                Industries, Inc., maker,
                Stephens Inc., payee.

10.55           Guaranty Agreement by the          Exhibit 10.4 to Form 8-K filed on October 9, 1997.
                Company to Stephens Inc.

10.56           Amendment to Guaranty Agreement    Exhibit 10.4 to Form 8-K filed on March 5, 1998.
                between the Company and Stephens
                Inc.

10.57           Pledge and Security Agreement      Exhibit 10.5 to Form 8-K filed on October 9, 1997.
                between the Company and Stephens
                Inc.

10.58           Amendment to Pledge and Security   Exhibit 10.5 to Form 8-K filed on March 5, 1998.
                Agreement between the Company
                and Stephens Inc.

10.59           Securities Purchase Agreement      Exhibit 10.6 to Form 8-K filed on October 9, 1997.
                between the Company and certain
                buyers represented by Promethean
                Investment Group, L.L.C.

10.60           Form of Warrant from the Company   Exhibit 10.7 to Form 8-K filed on October 9, 1997.
                to certain buyers represented by
                Promethean Investment Group,
                L.L.C.

10.61           Automotive Wholesale Financing     Exhibit 10.61 to Form S-1 filed on August 21, 1998, File
                and Security Agreement dated       No. 333-59375
                July 21, 1997 between First
                Choice Stuart 1, Inc. ("FCS1")
                and Nissan Motor Acceptance
                Corporation ("NMAC").

10.62           Addendum to Automotive Wholesale   Exhibit 10.62 to Form S-1 filed on August 21, 1998, File
                Financing and Security Agreement   No. 333-59375

10.63           Second Addendum to Automotive      Exhibit 10.63 to Form S-1 filed on August 21, 1998, File
                Wholesale Financing and Security   No. 333-59375
                Agreement dated August 11, 1997
                between NMAC and FCSI.

10.64           Dealer Capital Loan and Security   Exhibit 10.64 to Form S-1 filed on August 21, 1998, File
                Agreement dated October 12,        No. 333-59375
                1995 between B&B Florida
                Enterprises, Inc. and NMAC.

10.65           Amendment to Dealer Capital Loan   Exhibit 10.65 to Form S-1 filed on August 21, 1998, File
                and Security Agreement dated       No. 333-59375
                September 1, 1997 between NMAC
                and FCS1.

10.66           Dealer Equipment Loan and          Exhibit 10.66 to Form S-1 filed on August 21, 1998, File
                Security Agreement dated October   No. 333-59375
                12, 1995 between NMAC and B&B
                Florida Enterprises, Inc.

10.67           Amendment to Dealer Equipment      Exhibit 10.67 to Form S-1 filed on August 21, 1998, File
                Loan and Security Agreement        No. 333-59375
                dated September 1, 1997 between
                NMAC and FCSI.

                Second Amendment to Dealer         Exhibit 10.67 to Form S-1 filed on August 21, 1998, File
                Equipment Loan and Security        No. 333-59375.
10.67.1         Agreement.

10.67.2         Second Amendment to Dealer         Filed herewith.
                Capital Loan and Security
                Agreement, dated July 29, 1998,
                between Nissan Motor Acceptance
                Corporation and First Choice
                Stuart 1, Inc., dba Stuart
                Nissan.

10.68           Nissan Dealer Term Sales and       Exhibit 10.68 to Form S-1 filed on August 21, 1998, File
                Service Agreement dated August     No. 333-59375
                29, 1997 between Nissan Motor
                Corporation in U.S.A., the
                Company, Smart Cars, Inc. and
                FCS1.

                Wholesale Financing and Security   Exhibit 10.69 to Form S-1 filed on August 21, 1998, File
10.69           Agreement dated August 11, 1997    No. 333-59375
                between First Choice Stuart 2,
                Inc. ("FCS2") and Volvo Finance
                North America, Inc.

10.70           Authorized Retailer Agreement      Exhibit 10.70 to Form S-1 filed on August 21, 1998, File
                between Volvo Cars of North        No. 333-59375.
                America, Inc. and FCS2.

10.71           Convertible Subordinated           Exhibit 10.71 to Form S-1 filed on August 21, 1998, File
                Debenture dated November 3,        No. 333-59375.
                1997, principal amount $750,000,
                the Company, maker, Bankers Life
                Insurance Company, payee.

10.72            Registration Rights Agreement     Exhibit 10.72 to Form S-1 filed on August 21, 1998, File
                 dated November 3, 1997 between    No. 333-59375
                 the Company and Bankers Life
                 Insurance Company.

10.73            Settlement Agreement and Release  Exhibit 10.73 to Form S-1 filed on August 21, 1998, File dated January 30, 1998 among the  No. 333-59375.
                 Company, FCAF, FCS2, Jack
                 Winters Enterprises, Inc., Jack
                 Winters, F. Craig Clements,
                 Killgore Pearlman, P.A. and Mark
                 L. Ornstein.

10.74            Stock Purchase Agreement dated    Exhibit 10.74 to Form S-1 filed on August 21, 1998, File
                 May 6, 1997 between FCS1 and      No. 333-59375.
                 Thomas DeRita, Jr.

10.75            Promissory Note dated December    Exhibit 1075 to Form S-1 filed on August 21, 1998, File
                 19, 1997, principal amount        No. 333-59375.
                 $2,199,000, First Choice
                 Melbourne 1, Inc., maker and
                 Raytheon Aircraft Credit
                 Corporation, payee.

10.76            Guaranty Agreement by the         Exhibit 10.76 to Form S-1 filed on August 21, 1998, File
                 Company to Raytheon Aircraft      No. 333-59375.
                 Credit Corporation.

10.77            Security Agreement dated          Exhibit 10.77 to Form S-1 filed on August 21, 1998, File
                 December 19, 1997 between First   No. 333-59375
                 Choice Melbourne 1, Inc. and
                 Raytheon Aircraft Credit
                 Corporation.

10.78            Registration Rights Agreement     Exhibit 10.8 to Form 8-K filed on October 9, 1997.
                 between the Company and certain
                 buyers represented by Promethean
                 Investment Group, L.L.C.

10.79            Promissory Note dated February    Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                 24, 1998, FCAF, maker, Manheim
                 Automotive Financial Services,
                 Inc., payee.

10.80            Guaranty dated March 21, 1997     Exhibit  10.10 to Form 8-K filed on March 5, 1998.
                 from the Company in favor of
                 Manheim Automotive Financial
                 Services, Inc.

10.81            Intentionally Omitted.

10.82            Manheim Automotive Financial      Exhibit 10.82 to Form S-1 filed on August 21, 1998, File
                 Services, Inc. Security           No. 333-59375
                 Agreement dated March 21, 1997
                 between FCAF and Manheim
                 Automotive Financial Services,
                 Inc.

10.83            Promissory Note dated June 17,    Exhibit 10.83 to Form S-1 filed on August 21, 1998, File
                 1997, principal amount $825,000,  No. 333-59375
                 FCAF, maker, Carl Schmidt
                 Enterprises, Inc., payee.

10.84            Real Estate Mortgage dated June   Exhibit 10.84 to Form S-1 filed on August 21, 1998, File
                 17, 1997, FCAF, mortgagor, Carl   No. 333-59375
                 Schmidt Enterprises, Inc.,
                 mortgagee.

10.85            Intentionally Omitted.

10.86            Intentionally Omitted.

10.87            Twenty-Fourth Amendment to GM     Exhibit 10.87 to Form S-1 filed on August 21, 1998, File
                 Reproduction and Service Part     No. 333-59375
                 Tooling License Agreement.

10.88            Twenty-Sixth  Amendment to GM     Exhibit 10.88 to Form S-1 filed on August 21, 1998
                 Reproduction and Service Part     No. 333-59375
                 Tooling License Agreement.

10.89            Thirty-Fourth  Amendment  to GM   Exhibit 10.89 to Form S-1 filed on August 21, 1998, File
                 Reproduction  Service Part        No. 333-593759375
                 Tooling License Agreement.

10.90            Lease between Florida Auto        Exhibit 10.90 to Form S-1 filed on August 21, 1998, File
                 Auction of Orlando, Inc. and      No. 333-59375
                 First Choice Auto Finance, Inc.
                 dated May 12, 1997, for
                 Reconditioning Facility.

10.91            Aircraft Lease between General     Filed herewith.
                 Electric Capital Corporation
                 and the Company, dated
                 December 1998.

11.1             Statement re Computation of       *
                 Earnings Per Share.

21.1             List of Subsidiaries.             Filed herewith.

23.1             Consent of BDO Seidman, LLP.      Filed herewith.


27.1             Financial Data Schedule.          Filed herewith.



* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

                                  APPENDIX "A"


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                AND SUBSIDIARIES

                                    CONTENTS





  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-1  - F-2

  CONSOLIDATED FINANCIAL STATEMENTS
      Balance sheets                                            F-3  - F-4
      Statements of operations                                  F-5
      Statements of stockholders' equity                        F-6
      Statements of cash flows                                  F-7  - F-8
      Summary of significant accounting policies                F-9  - F-13
      Notes to consolidated financial statements                F-14 - F-46

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Smart Choice Automotive Group, Inc.
Titusville, Florida

We have audited the accompanying consolidated balance sheets of Smart Choice Automotive Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smart Choice Automotive Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                        /s/ BDO Siedman, LLP
                                        --------------------
                                        BDO Seidman, LLP

Orlando, Florida
April 12, 1999


                                                                           SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                              AND SUBSIDIARIES

                                                                                   CONSOLIDATED BALANCE SHEETS



DECEMBER 31,                                                                           1998                  1997
--------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                                  $      1,268,589       $     1,066,949
Accounts receivable                                                               1,206,710             1,773,124
Finance receivables:
  Principal balances, net                                                        79,342,835            40,084,412
  Less allowance for credit losses                                              (12,157,569 )          (6,857,265 )
--------------------------------------------------------------------------------------------------------------------

         Finance receivables, net                                                67,185,266            33,227,147
--------------------------------------------------------------------------------------------------------------------

Inventories, at cost                                                             20,004,600            15,516,084
Land held for resale                                                                      -             1,050,000
Property and equipment, net                                                       7,655,324             9,214,207
Notes receivable                                                                    425,000                46,280
Deferred financing costs, net of accumulated amortization of $343,063
  and $207,508                                                                      226,152               426,823

Goodwill, net of accumulated amortization of $1,117,432 and $470,897             23,871,080            25,562,162
Prepaid expenses                                                                  1,263,858             1,008,229
Deposits and other assets                                                           485,454               213,986
--------------------------------------------------------------------------------------------------------------------




                                                                           $    123,592,033       $    89,104,991
--------------------------------------------------------------------------------------------------------------------



                                                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                AND SUBSIDIARIES

                                                                                     CONSOLIDATED BALANCE SHEETS




DECEMBER 31,                                                                           1998                   1997
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Bank overdraft                                                           $      3,112,930       $              -
  Accounts payable                                                                4,746,157              5,259,903
  Accrued expenses                                                                3,664,651              4,633,841
  Line of credit, net of discount                                                63,612,433             31,229,600
  Floor plans payable                                                             8,701,968              8,287,092
  Capital lease obligations                                                         997,916                940,280
  Notes payable                                                                  28,343,479             29,197,458
  Other liabilities                                                                       -                 94,913
---------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                      113,179,534             79,643,087
---------------------------------------------------------------------------------------------------------------------


CONTINGENT REDEMPTION VALUE OF COMMON STOCK PUT OPTIONS                           1,539,148              2,840,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                               10,000              4,941,834

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value, authorized 5,000,000 shares; issued
    and outstanding 595 shares                                                    5,891,410                      -
  Common stock $.01 par value, authorized 50,000,000 shares; issued
    and outstanding 6,676,545 and 4,867,004 shares                                   66,765                 48,670
  Additional paid-in capital                                                     30,054,488             21,317,126
  Common stock notes receivable                                                    (115,200 )                    -
  Accumulated deficit                                                           (27,034,112 )          (19,685,726 )
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                        8,863,351              1,680,070
---------------------------------------------------------------------------------------------------------------------

                                                                           $    123,592,033       $     89,104,991
---------------------------------------------------------------------------------------------------------------------

                                      F-4



                                                                              SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                 AND SUBSIDIARIES

                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS


YEAR ENDED DECEMBER 31,                                                           1998           1997     1996 (a)
---------------------------------------------------------------------------------------------------------------------

REVENUES:
  Sales at used car stores                                                $ 78,227,027   $ 35,279,228   $        -
  Income on finance receivables                                             15,709,539      6,898,694            -
  Income from insurance and training                                         1,448,261      1,177,903            -
---------------------------------------------------------------------------------------------------------------------

         Total revenues                                                     95,384,827     43,355,825            -
---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Costs of sales at used car stores                                         57,233,088     25,639,741            -
  Provision for credit losses                                               13,371,169      4,941,983            -
  Costs of insurance and training                                               87,909         85,098            -
  Selling, general and administrative expenses                              22,739,174     17,599,003      670,616
  Compensation expense related to employee and director stock options          215,875      4,649,702            -
  Restructuring charges                                                              -      2,117,906            -
---------------------------------------------------------------------------------------------------------------------

         Total costs and expenses                                           93,647,215     55,033,433      670,616
---------------------------------------------------------------------------------------------------------------------

         Income (loss) from operations                                       1,737,612     (11,677,608)   (670,616 )
---------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                                          (8,751,661 )   (5,573,307 )    (33,172 )
  Other income (expense), net                                                  777,574         (4,772 )          -
  Abandoned public offering costs                                           (1,062,962 )            -            -
---------------------------------------------------------------------------------------------------------------------

                                                                            (9,037,049 )   (5,578,079 )    (33,172 )
---------------------------------------------------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                                         (7,299,437 )   (17,255,687)   (703,788 )
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     428,838     (1,392,918 )            -
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                    (6,870,599)   (18,648,605)   (703,788 )

\PREFERRED STOCK DIVIDENDS                                                    (477,787)     (333,333 )          -
---------------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCK                                       $ (7,348,386)  $ (18,981,938)  $ (703,788)
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

  Continuing operations                                                   $     (1.26)   $   (3.97)      $ (.26 )
  Discontinued operations                                                          .07        (.31)           --
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                   $     (1.19)   $   (4.28)      $ (.26 )
---------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         6,193,472   4,430,367     2,744,216
---------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (A) PERIOD FROM INCEPTION (JUNE 21,
     1996) THROUGH DECEMBER 31, 1996.


                                                                                SMART CHOICE AUTOMOTIVE GROUP, INC.

                                                                                SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                   AND SUBSIDIARIES

                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                          PREFERRED STOCK            COMMON STOCK
                                                                        --------------------     -------------------
                                                                        NUMBER                   NUMBER
                                                                          OF                       OF            PAR
                                                                        SHARES       VALUE       SHARES         VALUE
-----------------------------------------------------------------------------------------------------------------------
BALANCE, June 21, 1996 (date of inception)                                --     $     --            --       $   --
Issuance of founders' shares                                              --           --       2,744,216       27,442
Net loss                                                                  --           --            --           --

--------------------------------------------------------------------    ------    ----------     ---------     --------

BALANCE, December 31, 1996                                                --           --       2,744,216       27,442

Common stock issued for acquisitions                                      --           --       2,055,476       20,555
Contribution and retirement of common stock                               --           --        (165,714)      (1,657)
Common stock options granted to employees and directors                   --           --            --           --
Common stock options and warrants granted to lenders and consultants      --           --            --           --
Treasury stock purchased and retired                                      --           --          (1,000          (10
Issuance of common stock for professional services                        --           --           8,965           90
Issuance of common stock for conversion of debt                           --           --         221,257        2,212
Exercise of common stock options and warrants, net                        --           --           3,804           38
Convertible debt issued at a discount                                     --           --            --           --
Common stock issued by stockholders for cancellation of common
  stock options granted by the Company                                    --           --            --           --
Contribution to capital                                                   --           --            --           --
Contingent liability of put options                                       --           --            --           --
Preferred stock dividend                                                  --           --            --           --
Net loss                                                                  --           --            --           --

---------------------------------------------------------------------- ------    ----------     ---------     --------

BALANCE, December 31, 1997                                                --           --       4,867,004       48,670

Issuance of common stock for conversion of debt                           --           --         343,943        3,439
Issuance of common stock for conversion of preferred stock and accrued
  dividends                                                               --           --       1,398,962       13,990
Issuance of common stock for services                                     --           --           4,547           45
Exercise of common stock options, net                                     --           --          71,250          713
Purchase and retirement of treasury stock                                 --           --          (9,161          (92
Modification to conversion price of debt                                  --           --            --           --
Common stock warrants granted to preferred stockholders                   --           --            --           --
Common stock options granted to directors                                 --           --            --           --
Decrease in contingent liability of put options                           --           --            --           --
Preferred stock dividends                                                 --           --            --           --
Issuance of preferred stock, net                                          595     5,891,410          --           --
Net loss                                                                  --           --            --           --

-------------------------------------------------------------------    ------    ----------     ---------     --------

BALANCE, December 31, 1998                                                595    $5,891,410     6,676,545     $ 66,765
--------------------------------------------------------------------   ------    ----------     ---------     --------

                                                                                                         COMMON
                                                                            ADDITIONAL                    STOCK
                                                                             PAID-IN         NOTES      ACCUMULATED
                                                                             CAPITAL      RECEIVABLE     DEFICIT          TOTAL
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        C>
BALANCE, June 21, 1996 (date of inception)                                $       --      $    --       $      --               --
Issuance of founders' shares                                                   (21,474          --             --             5,968
Net loss                                                                          --            --       (703,788          (703,788)

---------------------------------------------------------------------     -------------   ---------     ----------     ------------

BALANCE, December 31, 1996                                                     (21,474          --       (703,788          (697,820)

Common stock issued for acquisitions                                        14,393,325          --              --      14,413,880
Contribution and retirement of common stock                                      1,657          --              --            --
Common stock options granted to employees and directors                      3,809,826          --              --       3,809,826
Common stock options and warrants granted to lenders and consultants         1,957,953          --              --       1,957,953
Treasury stock purchased and retired                                           (13,580          --              --         (13,590
Issuance of common stock for professional services                              99,716          --              --          99,806
Issuance of common stock for conversion of debt                              1,767,844          --              --       1,770,056
Exercise of common stock options and warrants, net                              41,638          --              --          41,676
Convertible debt issued at a discount                                          827,685          --              --         827,685
Common stock issued by stockholders for cancellation of common
  stock options granted by the Company                                         800,000          --              --         800,000
Contribution to capital                                                        159,203          --              --         159,203
Contingent liability of put options                                         (2,840,00)          --              --      (2,840,000)
Preferred stock dividend                                                       333,333          --        (333,333)              --
Net loss                                                                          --            --      (18,648,60)     (18,648,60)

---------------------------------------------------------------------     -------------   ---------     ----------     ------------

BALANCE, December 31, 1997                                                  21,317,126          --      (19,685,72)       1,680,070

Issuance of common stock for conversion of debt                              1,494,277          --              --       1,497,716
Issuance of common stock for conversion of preferred stock and accrued
  dividends                                                                  5,042,066          --              --       5,056,056
Issuance of common stock for services                                           36,331          --              --          36,376
Exercise of common stock options, net                                          403,634    (115,200)             --         289,147
Purchase and retirement of treasury stock                                      (93,808          --              --         (93,900
Modification to conversion price of debt                                        83,333          --              --          83,333
Common stock warrants granted to preferred stockholders                        254,802          --              --         254,802
Common stock options granted to directors                                      215,875          --              --         215,875
Decrease in contingent liability of put options                              1,300,852          --              --       1,300,852
Preferred stock dividends                                                         --            --        (477,787)       (477,787)
Issuance of preferred stock, net                                                  --            --              --       5,891,410
Net loss                                                                          --            --     (6,870,599)      (6,870,599)

---------------------------------------------------------------------     -------------   ---------     ----------     ------------

BALANCE, December 31, 1998                                                $ 30,054,488   $(115,200)    $(27,034,11)   $  8,863,351
---------------------------------------------------------------------     -------------   ---------     ----------     ------------


           SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                    SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                                                       AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



YEAR ENDED DECEMBER 31,                                                                    1998           1997       1996(a)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                         $ (6,870,599) $   (18,648,605)  $(703,788)
  Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities:
      Depreciation                                                                      725,107        445,311        2,132
      Amortization                                                                    1,489,089      1,239,929        2,249
      Gain on disposal of property and equipment                                         95,324         (8,166)          -
      Impairment of goodwill                                                          1,045,847              -            -
      Write-down of inventory                                                         1,094,096              -            -
      Provision for credit losses                                                    13,371,169      4,941,983            -
      Compensation expense related to stock options                                     215,875      4,649,702            -
      Issuance of common stock for services and interest                                 36,376        374,806        4,968
      Stock options and warrants issued to consultants, lenders and others              254,802      1,296,863            -
      Modification to conversion price of debt                                           83,333              -            -
      Cash provided by (used for), net of effect of acquisitions:
        Accounts receivable                                                             172,514      (662,488)    (25,000 )
        Inventories                                                                  (5,582,612)   (5,969,719)          -
        Prepaid expenses                                                               (255,629)      679,663            -
        Accounts payable                                                               (513,746)    2,668,636      438,890
        Accrued expenses and other liabilities                                       (1,064,103)    3,048,563      183,314
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                                  4,296,843     (5,943,522)    (97,235 )
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in finance receivables                                                    (47,329,288)   (13,600,550)          -
  Cash for acquisitions, net of cash acquired                                                 -     (7,927,844 )          -
  Advances to acquired companies prior to acquisition                                         -     (4,230,761 )          -
  Purchase of property and equipment                                                 (1,148,386 )   (1,356,644 )    (24,586 )
  Increase in notes receivable                                                         (425,000 )            -      (400,000)
  Repayments of notes receivable                                                         46,280        530,420            -
  Proceeds from disposal of property and equipment                                    3,253,354         24,425            -
  Other                                                                                (293,572 )      (21,981 )    (244,101)
------------------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                               (45,896,612)   (26,582,935)    (668,687)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                               5,891,410      4,554,812      387,022
  Proceeds from sale of common stock                                                          -              -        1,000
  Proceeds from exercise of common stock options and warrants                           289,147          1,800            -
  Purchase of treasury stock                                                                  -        (13,590 )          -
  Increase (decrease) in bank overdraft                                               3,112,930        (82,884 )     82,884
  Proceeds from line of credit borrowings                                            32,300,000     16,462,090            -
  Proceeds from floor plan notes payable                                                414,876      4,201,467            -
  Proceeds from notes payable                                                         7,096,690     14,163,892      322,000
  Repayment of notes payable                                                         (6,647,539 )   (5,271,154 )          -
  Proceeds from capital lease obligations                                                     -        251,722            -
  Repayments of capital lease obligations                                              (258,880 )      (67,402 )          -
  Payments of dividends                                                                (353,566 )            -            -
  Deferred financing costs                                                              (43,659 )     (607,347 )    (26,984 )
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            41,801,409     33,593,406      765,922
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               201,640      1,066,949            -

CASH AND CASH EQUIVALENTS, beginning of year                                          1,066,949              -            -
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                             $  1,268,589   $  1,066,949    $       -
------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (A) PERIOD FROM INCEPTION (JUNE 21, 1996) THROUGH DECEMBER 31, 1996.

                                           SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                              AND SUBSIDIARIES

                                     UMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES  OF CONSOLIDATION

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

FINANCE RECEIVABLES

               The Company originates installment sales contracts from its Company dealerships. Finance receivables consist of contractually scheduled payments from installment sales contracts net of unearned finance charges, direct loan origination costs and an allowance for credit losses. The Company follows the provisions of Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with
               Originating or Acquiring Loans and Initial Direct Costs of Leases." Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related installment sales contract. Direct loan origination costs represent the unamortized balance of costs incurred in the origination of contracts at the Company's dealerships.

ALLOWANCE FOR
CREDIT LOSSES

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

PRESENTATION OF
REVENUES AND
COST OF REVENUES
               The prices at which the Company sells its used cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated by the Company as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit margin in its statement of operations calculated as sales of cars less cost of cars sold.

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

GOODWILL

               Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. These costs are being amortized over 40 years on a straight-line basis. Goodwill is evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company uses an estimate of the related undiscounted operating income over the remaining life of goodwill in measuring whether it is recoverable. During the year ended December 31, 1998, the Company recorded a total write-down of goodwill of $1,045,847 from an asset sale and an impairment charge.

DEFERRED FINANCING COSTS

                    Deferred financing costs include costs related to obtaining debt financing and are being amortized over the term of the debt.

INCOME TAXES

                    The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

IMPAIRMENT OF LONG-LIVED ASSETS

                    Assets are evaluated for impairment when events change or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.

                    USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON  SHARE

                    Loss per common share is based upon the weighted average number of common shares outstanding during each period. Potential common shares for 1998, 1997 and 1996 have not been included since their effect would be antidilutive. Potential common shares as of December 31, 1998 include 1,895,375 stock options, warrants exercisable for 919,070 shares, 1,117,135 shares underlying the convertible debt and 536,745 shares underlying the convertible preferred stock.

RECLASSIFICATIONS

                    Certain reclassifications have been made to the prior year financial statements to confirm with the current year presentation.

RECENT ACCOUNTING
PRONOUNCEMENTS
                    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its consolidated financial statements.

                    In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company does not expect adoption of the new SOP on January 1, 1999 to materially affect its consolidated financial statements.

                                          SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                             AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Organization and Acquisitions

                    Smart Choice Automotive Group, Inc. (the "Company"), formerly named "Eckler Industries, Inc.," operates new car dealerships and used car stores in Florida and underwrites, finances, and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates an insurance division as well as Eckler's, a supplier of Corvette parts and accessories.

                    On January 28, 1997, pursuant to an Agreement and Plan of Merger dated December 30, 1996 (the "Agreement"), Eckler Industries, Inc.("EII") acquired all of the issued and outstanding shares of common stock of Smart Choice Holdings, Inc.("SCHI") in exchange for 1,463,969.5 shares of EII Class A and 788,162 shares of EII Class B, common stock. Under the terms of the Agreement, the shareholders of SCHI obtained approximately 64% of the voting rights of EII. Although EII was the parent of SCHI following the transaction, the transaction was accounted for as a purchase of EII by SCHI (a reverse acquisition in which SCHI is considered the acquirer for accounting purposes), since the shareholders of SCHI obtained a majority of the voting rights in EII as a result of the transaction. Accordingly, the financial statements of the Company for the periods prior to January 28, 1997 are those of SCHI. The purchase price for EII was computed by valuing the outstanding shares of common stock of EII (the equivalent of 1,378,750 shares) at $6.75 or $9,306,563 and acquisition costs of $100,119.

                    SCHI was incorporated on June 21, 1996 and was a development-stage corporation prior to January 28, 1997. On August 16, 1996, SCHI acquired the stock of First Choice Auto Finance, Inc. ("FCAF"). On January 28, 1997, in addition to the acquisition of EII, SCHI acquired the stock of Florida Finance Group, Inc. ("FFG"), Dealer Insurance Services, Inc. ("DIS") and Dealer Development Services, Inc. ("DDS"). FFG underwrites, finances and services automobile retail installment contracts and was based in St.
                    Petersburg, Florida prior to moving to the Company headquarters in Titusville, Florida. FCAF was incorporated on March 22, 1994 and had no significant operations or assets  until  it  acquired  the  assets  of  Suncoast  Auto
                    Brokers, Inc. ("SAB"), and Suncoast Auto Brokers Enterprises, Inc. ("SABE") on January 28, 1997. FCAF, based at the Company headquarters in Titusville, Florida, now operates the three used vehicle lots in St. Petersburg and Tampa, previously operated by SAB and SABE. DIS was based in Tampa, Florida and provided insurance services for automobile dealers. DDS was based in Tampa and provided consulting services and training programs to automobile dealers. During 1998, DDS had no operations, and the related goodwill of $794,852 was recorded as an impairment charge. In September 1998, the net assets of DIS were sold back to the original seller for $425,000 in the form of a note receivable from the buyer. A portion of the DIS goodwill of $250,995 was written off in connection with the sale of the net assets and a net gain of $201,814 was recorded. The DIS operations began focusing on providing credit life, warranty protection and auto insurance to the Company's used car customers. The purchase price of FFG was $1,181,008 notes due to the seller, 142,857 shares of common stock valued at $6.75 per share ($964,285) and acquisition costs of $40,643. The purchase price of DDS and DIS was $781,000 notes due to the sellers and acquisition costs of $24,561.

                    On February 12, 1997, the Company acquired the stock of Liberty Finance Company ("Liberty"). On the same date, FCAF acquired the stock of Wholesale Acquisitions, Inc. ("WA"), and Team Automobile Sales and Finance, Inc. ("Team"). FFG services the receivables purchased from Liberty, and FCAF operates the five used vehicle lots previously operated by WA and Team in Orlando, Florida. The outstanding capital stock of Liberty and affiliates was acquired for $1,500,000 notes due to the seller, the equivalent of 176,078 shares of common stock valued at $6.75 per share ($1,188,527) and $109,249 in acquisition costs.

                    On February 14, 1997, FCAF acquired the assets of Palm Beach Finance and Mortgage Company ("PBF") and Two Two Five North Military Corp. d/b/a Miracle Mile Motors ("MMM"). FFG services the receivables purchased from PBF, and FCAF operates the used vehicle lot previously operated by MMM located in West Palm Beach, Florida. The net assets of PBF and MMM were acquired for $3,050,000 cash, $1,473,175 notes due to the seller, 142,857 shares of common stock valued at $6.75 per share ($964,285) and $53,299 in acquisition costs.

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

                    On June 30, 1997, the Company acquired the assets of Roman Fedo, Inc. ("FEDO") and Fedo Finance, Inc. ("FFI"). FCAF operates the used vehicle lot previously operated by FEDO in West Palm Beach, Florida, and FFG services the finance receivables purchased from FFI. The assets of FEDO were acquired for $268,000 cash, 112,500 shares of common stock valued at $9.00 per share ($1,012,500) and $8,741 in acquisition costs.

                    On August 21, 1997, the Company acquired the assets of Jack Winters Enterprises, Inc. ("Winters"). These assets consisted of a retail automobile dealership located in Stuart, Florida for Volvo automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 2, Inc., a 100%-owned subsidiary of the Company and is doing business as Motorcars of Stuart. The purchase price of Winters was $442,500 cash, $1,200,000 notes due the seller, 9,161 shares of common stock valued at $10.25 per share ($93,900) and acquisition costs of $49,540.

                    On August 29, 1997, the Company acquired the stock of B&B Enterprises Inc. ("B&B"). B&B operates a retail automobile dealership located in Stuart, Florida for Nissan automobiles and other consumer vehicles. The business is being operated by First Choice Stuart 1, Inc., a 100%- owned subsidiary of the Company and is doing business as Stuart Nissan. The purchase price of B&B was 43,273 shares of common stock valued at $12.625 per share ($546,322) and acquisition costs of $55,385.

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

                    The operating results of the significant acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The following pro forma information has been prepared assuming certain of the acquisitions above, which were deemed to be significant acquisitions, had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the fair value of property acquired and the amortization of intangibles arising from the transactions. The pro forma financial information includes the activities of ORGANIZATION discontinued operations (see Note 19) and is not necessarily indicative of the AND results of operations as they would have been had the transactions been 1. ACQUISITIONS effected on the assumed dates.

                                                            UNAUDITED
                                          -------------------------------
 YEAR ENDED DECEMBER 31,                           1997           1996
 ------------------------------------------------------------------------

 Total revenues                          $   93,247,492  $  90,158,113
 Net loss applicable to common stock        (19,884,913 )   (3,803,046 )
 Basic loss per common share                      (4.32 )        (1.34 )
 ------------------------------------------------------------------------

                    The results of operations of the insignificant acquisitions were not material to the Company's consolidated results of operations.


2.      FINANCE
        RECEIVABLES

     The following is a summary of principal balances, net as of December 31, 1998 and 1997:

                                                     1998              1997
 ----------------------------------------------------------------------------

 Contractually scheduled payments       $    113,651,628   $    55,107,232
 Less: unearned finance charges              (35,127,485 )     (15,510,342 )
 ----------------------------------------------------------------------------

 Principal balances                           78,524,143        39,596,890
 Add: loan origination costs                     818,692           487,522
 ----------------------------------------------------------------------------

 Principal balances, net                      79,342,835        40,084,412
 Less: allowance for credit losses           (12,157,569 )      (6,857,265 )
 ----------------------------------------------------------------------------

 Finance receivables, net               $     67,185,266   $    33,227,147
 ----------------------------------------------------------------------------

     Finance receivables consist of sales of used cars under installment sale contracts with maturities that generally do not exceed 48 months. The receivables bear interest at rates ranging from 25.0% to 29.9% and are collateralized by the vehicles sold. The Company holds title to the vehicles until full contract payment is made. Finance receivables are pledged as collateral under a line of credit agreement (see Note 5).

     Changes in the allowance for credit losses are as follows:

 YEAR ENDED DECEMBER 31,                           1998              1997
 ---------------------------------------------------------------------------

 Balance at beginning of year            $    6,857,265    $            -
 Balance at dates of acquisitions                     -         5,627,937
 Loans charged off, net of recoveries        (8,070,865 )      (3,712,655 )
 Provision for credit losses                 13,371,169         4,941,983
 ---------------------------------------------------------------------------

 Balance at end of year                  $   12,157,569    $    6,857,265
 ---------------------------------------------------------------------------

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                    ESTIMATED
 DECEMBER 31,                     USEFUL LIFE             1998            1997
 ------------------------------------------------------------------------------

 Land                                          $   1,177,091   $   1,177,091
 Buildings and improvements       10-40 years      4,421,271       4,263,930
 Leasehold improvements            7-39 years      1,043,221         708,009
 Machinery and equipment            3-7 years        946,796         909,197
 Molds                             5-10 years        408,712         310,305

 Office equipment and furniture     3-8 years      4,239,758       3,542,413
 Transportation equipment          3-10 years        134,946       2,482,521
 Signs                                7 years        251,201         152,234
 ------------------------------------------------------------------------------

                                                  12,622,996      13,545,700
 Less accumulated depreciation                     4,967,672       4,331,493
 ------------------------------------------------------------------------------

                                               $   7,655,324   $   9,214,207
 ------------------------------------------------------------------------------

     Property and equipment is pledged as collateral under a line of credit agreement and various notes payable (see Notes 5 and 6).

4.   ACCRUED EXPENSES

 Accrued expenses consist of the following:

 DECEMBER 31,                                            1998             1997
 ----------------------------------------------------------------------------

 Accrued compensation                       $   1,157,793    $     855,806
 Accrued interest                                 829,114          411,913
 Accrued professional fees                        337,984          897,837
 Accrued restructuring charges                    415,412        1,101,266
 Accrued taxes and other                          924,348        1,367,019
 ----------------------------------------------------------------------------

                                           $   3,664,651    $   4,633,841
 ----------------------------------------------------------------------------

     The Company has a revolving line of credit with a lender which allows the Company to borrow the lesser of $100,000,000 or 55% of certain eligible accounts receivable at prime plus 2.5%. Interest is payable monthly with all of the outstanding principal due December 2001. The line of credit is collateralized by substantially all the assets of Florida Finance Group, Inc. and is guaranteed by Smart Choice Holdings, Inc.; Smart Choice Automotive Group, Inc.; and First Choice Auto Finance, Inc. The balance at December 31, 1998 and 1997 under this line of credit was $63,700,000 and $31,400,000, respectively, and represents the maximum amount available under the line of credit at these dates. Unamortized debt discount was $87,567 and $170,400 at December 31, 1998 and 1997, respectively. The line of credit agreement contains various financial and operating covenants. As of December 31, 1998, the Company was in violation of the net income requirement. The lender waived compliance with this covenant through January 1, 2000.


5.      LINE OF CREDIT

          The following summarizes certain information about the borrowings under the line of credit:

                                                           1998           1997
 -------------------------------------------------------------------------------

 Maximum amount outstanding at any month
   end                                            $  65,941,239  $  31,681,590
 Average amount outstanding during the
   period                                            49,591,667     21,921,484
 Weighted average interest rate during the
   period                                                10.97%         11.45%
------------------------------------------------------------------------------

               Interest rates ranged from 10.25% to 11.50% and 11.25% to 11.50% and interest expense was $5,373,239 and $2,235,954 for the years ended December 31, 1998 and 1997, respectively.

6. NOTES PAYABLE Notes payable consist of the following:

DECEMBER 31,                                                                              1998               1997
--------------------------------------------------------------------------------------------------------------------

10% term notes payable, interest payable semiannually, unpaid principal and interest due April 2000 or upon the sale of all or substantially all of the outstanding stock or assets of Eckler Industries, Inc. or the completion of a public offering in which the Company realizes at least $10 million in gross proceeds, collateralized by substantially all of the assets as well as all of the issued and outstanding stock of Eckler Industries, Inc. and
  guaranteed by Smart Choice Automotive Group, Inc.                               $  7,000,000        $         -

Notes payable issued in connection with various acquisitions, interest ranging
  from 9% to 12%, payable through June 2002.                                         4,776,695          6,029,146

12% unsecured convertible note payable, interest payable quarterly, unpaid principal and interest due May 2002, convertible at a rate of one share of common stock for every $15.00 of outstanding principal, conversion price
  adjustable upon the occurrence of certain events.                                  4,000,000          4,000,000

12% convertible note payable, net of discount, interest payable quarterly, unpaid principal and interest due June 2000, originally convertible at a rate of one share of common stock for every $12.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On
  December 31, 1997, the conversion price was adjusted to 90% of the market price of the Company's common stock. Accordingly, $282,506 of interest expense has been recorded for the year ended December 31, 1997 for the difference between the conversion price of the note payable and the fair
  market value of the Company's common stock on the date of adjustment.              3,418,125          3,025,125

Prime + 1.5% (9.25% at December 31, 1998) mortgage note payable, principal payments of $14,405 plus interest payable monthly, outstanding principal and interest due July 2001, collateralized by property and equipment of Eckler
  Industries, Inc. and guaranteed by Eckler Industries, Inc.                         2,306,903          2,500,000

Variable rate installment loan payable, principal and interest payable monthly, outstanding principal and interest due December 2009,
  collateralized by certain property of the Company, repaid in 1998.                         -          2,199,900

Various unsecured notes payable to investors bearing interest at rates ranging from 10%-16%, interest payable monthly, outstanding principal balances due
  through December 2001.                                                             1,270,507          1,699,142




10% term note payable, interest payable monthly, outstanding principal due upon the earlier of April 2000, or the sale or transfer of all or substantially all of the outstanding stock or assets of Eckler Industries,
  Inc., collateralized by substantially all of the assets as well as all of the issued and outstanding capital stock of Eckler Industries, Inc. and
  guaranteed by Smart Choice Automotive Group, Inc.                                  1,500,000          1,500,000

9% unsecured convertible notes payable, interest and principal due June 2000, convertible at a rate of one share of common stock for each $17.50 of
  principal, $800,000 was repaid in 1998.                                              467,601          1,267,601

8% convertible debentures, net of discount (see below)                                       -            965,784

12% unsecured convertible note payable, interest and principal due June 2000, convertible at a rate of one share of common stock for each $17.50 of
  principal.                                                                           600,000          1,031,008

Prime plus 1.75% (9.5% at December 31, 1998) notes payable, principal of
  $16,871 plus interest payable monthly, unpaid principal and interest due at various dates through July 2003, secured by substantially all the assets of
  First Choice Stuart 1, Inc. and guaranteed by First Choice Auto Finance,
  Inc. and Smart Choice Holdings, Inc. The notes are subject to various financial and operating covenants. As of December 31, 1998, the Company was in violation of the working capital and cash requirements. The lender has
  waived these violations through January 1, 2000.                                     759,818            894,173

8% note payable, principal and interest of $10,010 payable monthly through
  June 2007, collateralized by certain property of the Company.                        739,062            797,488

Prime (7.75% at December 31, 1998) unsecured convertible subordinated debenture, net of discount, interest payable quarterly, unpaid principal and interest due December 31, 2000, originally convertible at the rate of one share of common stock for every $18.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On March 6, 1998, the conversion price was adjusted to 90% of the market price of the
  Company's common stock. Accordingly, $83,333 of interest expense has been recorded for the difference between the conversion price of the debenture and the fair market value of the Company's common stock on the date of adjustment. This debenture was converted in March 1999 into 398,799 shares
  of common stock.                                                                     715,263            697,895

Prime plus 1% unsecured note payable, interest payable monthly, outstanding
  principal repaid in 1998.                                                                  -            600,000

7.75% note payable, principal and interest of $8,683 payable monthly through
  December 2003, secured by certain real property of the Company, repaid in
  1998.                                                                                      -            498,923

12% convertible debentures (see below)                                                 340,000            410,000

Prime plus 1% note payable, interest payable monthly, principal due upon
  demand, repaid in 1998.                                                                    -            300,000

Various notes payable bearing interest at rates from 6% to 12%, principal and
  interest payable through April 2011.                                                 199,505            274,023

10% unsecured note payable, interest payable monthly, outstanding principal
  repaid in 1998.                                                                            -            257,250

Prime plus 1% (8.75% at December 31, 1998) unsecured convertible subordinated note payable, interest payable quarterly, unpaid principal and interest due
  June 1999, originally convertible at a rate of one share of common stock for every $15.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On December 31, 1997, the conversion price was adjusted to 90% of the market price of the Company's common stock.
  Accordingly, $20,179 of interest expense has been recorded for the year ended December 31, 1997 for the difference between the conversion price of the note payable and the fair market value of the Company's common stock on the date of issuance. This note was converted in March 1999 into 132,933
  shares of common stock.                                                              250,000            250,000
--------------------------------------------------------------------------------------------------------------------

Total notes payable                                                               $ 28,343,479        $ 29,197,458
--------------------------------------------------------------------------------------------------------------------


               Aggregate maturities of notes payable over future years are as follows: 1999 - $3,118,952; 2000 - $14,405,735; 2001 -
               $2,737,175;  2002 -  $7,528,895;  2003 - $167,342;  thereafter  -
               $385,380.

               Unamortized debt discount was $116,610 and $611,196 at December 31, 1998 and 1997, respectively.

               8% CONVERTIBLE DEBENTURES

               The unsecured convertible debentures bear interest at 8%. Interest is payable monthly, and all outstanding principal is due April 1999. The debentures were convertible from December 14, 1997 through April 15, 1998 at a conversion price equal to 66 2/3% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. Accordingly, $525,000 of interest expense was recorded for the year ended December 31, 1997 for the difference between the conversion price of the debentures and the fair market value of the Company's stock at the time of issuance. The interest rate and conversion price are both adjustable upon the occurrence of certain events. During the year ended December 31, 1998, $965,784 of the debentures was converted into 276,523 shares of common stock.

               12% CONVERTIBLE DEBENTURES

               The convertible debentures bear interest at 12% and were due on November 19, 1997. The debentures were convertible prior to November 19, 1997 into the Company's common stock at a rate of one share of common stock for each $10.00 of outstanding principal. Additionally, holders of the debentures who did not convert prior to the maturity date received, for each $20,000 debenture, a warrant to purchase 600 shares of the Company's common stock at $6.00 per share. The warrants are immediately exercisable and expire five years from the date of issuance. During 1998, the maturity date of the convertible debentures was extended to January 1999 and the interest rate was increased to 15%.

7. FLOOR PLANS PAYABLE Floor plans payable consist of the following:

DECEMBER 31,                                                                                    1998         1997
--------------------------------------------------------------------------------------------------------------------
$3,350,000 floor plan line of credit, variable interest rate, interest payable monthly, principal balance payable at the earlier of the time a vehicle is sold or
  360 and 180 days from the time a vehicle is floored for new and used vehicles, respectively, guaranteed by Smart Choice Automotive Group, Inc., collateralized by vehicle inventory floored. The line of credit agreement contains certain financial
  ratio covenants.                                                                        $ 3,007,827  $ 3,285,165

$3,750,000 floor plan line of credit, interest at prime plus 1.5% (9.25% at December
  31, 1998), interest payable monthly, principal balance payable the earlier of (i) 48 hours from the time of sale of a vehicle or within 24 hours from the time payment is received from the purchaser of the vehicle or (ii) upon demand, collateralized by all inventory, fixed assets, holdback reserves, manufacturers' rebates, incentive payments and intangible assets of First Choice Auto Finance, Inc., guaranteed by
  Smart Choice Automotive Group, Inc.                                                       3,190,739    2,659,968

$3,000,000 floor plan line of credit, interest at prime plus 1% (8.75% at December 31,
  1998), interest payable monthly, principal payable upon sale of floored vehicle, guaranteed by Smart Choice Automotive Group, Inc., collateralized by certain assets of First Choice Stuart 1, Inc. The line of credit is subject to various financial and operating covenants. As of December 31, 1998 and December 31, 1997, the Company
  was in violation of certain of the covenants. The lender has waived these covenants
  through January 1, 2000.                                                                  2,503,402    2,341,959
--------------------------------------------------------------------------------------------------------------------

Total                                                                                     $ 8,701,968  $ 8,287,092
--------------------------------------------------------------------------------------------------------------------

8.      INCOME TAXES

The components of deferred income tax assets consist of the following:

 DECEMBER 31,                                           1998              1997
 -------------------------------------------------------------------------------

 Deferred income tax assets:
   Net operating loss carryforwards        $      2,910,000    $    3,476,000
   Accounts receivable                            4,672,000         2,589,000
   Stock options                                  1,901,000         1,805,000

   Charitable contribution carryforwards            303,000           523,000

   Compensation and accrued vacation                915,000           423,000
   Depreciation and amortization                    626,000           243,000
   Inventory and other                              103,000           149,000
   Warranty reserve                                 235,000            93,000
 -------------------------------------------------------------------------------

 Gross deferred income tax assets                11,665,000         9,301,000
 Valuation allowance                            (11,665,000 )      (9,301,000 )
 -------------------------------------------------------------------------------

 Total deferred income tax assets          $              -    $            -
 -------------------------------------------------------------------------------

The Company's valuation allowance increased by approximately $2,364,000 and $9,063,000 for the years ended December 31, 1998 and 1997, respectively, which represents the effect of changes in the temporary differences and net operating losses. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 1998,  the Company had unused  federal tax net operating  losses
(NOLs) to carry forward against future years' taxable income of approximately $8,557,000 expiring in various amounts through 2018. As a result of certain acquisitions, the use of approximately $1,141,000 of the NOLs will be limited each year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and the provisions of Treasury Regulation 1.1502-21 regarding separate return limitation years.

9.  Committments and Contingencies

     LEASES

     The Company conducts its operations partially from leased facilities. These leases are classified as operating leases and expire on various dates through 2005.

     The Company also leases equipment under capital leases which expire on various dates through 2003. The total capitalized cost for this equipment is $1,304,807 and $1,004,961 with accumulated depreciation of $509,444 and $116,015 as of December 31, 1998 and 1997, respectively.

     As of December 31, 1998, future minimum lease payments under capital leases and future minimum rental payments required under operating leases that have AND initial or remaining noncancelable lease terms in excess of one year are as follows:

                                              CAPITAL         OPERATING
                                               LEASES            LEASES
 -------------------------------------------------------------------------

 1999                                   $     368,993     $   2,257,000
 2000                                         351,203         1,848,000
 2001                                         280,355         1,702,000
 2002                                         189,936         1,158,000
 2003                                           1,737           670,000
 Thereafter                                         -           804,000
 -------------------------------------------------------------------------

                                            1,192,224     $   8,439,000
                                                          --------------

Less amount representing interest             194,308
                                          ------------


Present value of net minimum lease
                          payments     $     997,916
                                      --------------

     Rental expense for the years ended December 31, 1998 and 1997 was approximately $2,742,000 and $1,524,000, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements expiring at various dates through the year 2002. As of December 31, 1998, the Company's total noncancellable obligation under all employment agreements is approximately $2,222,000.

     LITIGATION

     During March 1999, certain shareholders of the Company filed two punitive class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Company publicly traded securities between April 15,1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 a preliminary determination had been reached that the net income for the year ended December 31, 1998 announced on February 10, 1999 was likely overstated in a material undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on the Company's financial condition and results of operations.

     The Company is involved in other legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, based upon the opinion of the Company's legal counsel, management presently believes that the outcome of such proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's financial position or results of operations since the Company has accrued sufficient amounts to cover the costs expected to be incurred in settlement of these actions.

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

10.  Redeemable Convertible Preferred Stock

     During December 1996 and January 1997, the Company sold 395,000 shares of Series A redeemable convertible preferred stock. Proceeds from these offerings, net of offering costs, were approximately $977,000. The liquidation preference of each preferred share is $2.00. Upon the completion of an initial public offering of the Company that raises a minimum of $20 million in gross proceeds, each preferred share will be converted automatically into the higher of: (i) one share of the Company's $.01 par value common stock or (ii) that number of shares of common stock having a value (as measured by a public offering sale price) equal to $9.00. The holders of the Series A shares may require, by a two-thirds vote of the issued and outstanding Series A shares, that the Company offer to redeem the Series A shares at any time after September 30, 1998. The redemption price will equal $2.00 per share. As of December 31, 1998, all of these Series A shares had been exchanged for 526,500 shares of common stock of the Company.

     On September 30, 1997, the Company completed an offering of 300 units of Series A redeemable convertible preferred stock and warrants at $10,000 per unit. Proceeds from the offering, net of offering costs, were approximately $2,965,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 150 shares of common stock for each preferred share purchased at a price equal to $16.20 per share. The warrants expire five years after the date of issuance. The preferred stock is convertible into shares of common stock at a conversion price which, at the option of the buyer, is either fixed at a rate of 135% of the market price of common stock on the date of issuance of the preferred stock, or floating at a rate of 100% of the market price of the common stock if converted during the period 90 days after the issuance of the preferred stock and 90% of the market price if converted at any time after that 90-day period. Accordingly, since none of the preferred stock was converted 90 days after issuance, a preferred stock dividend of $333,333 ($.08 per share) has been recorded for the year ended December 31, 1997 for the difference between the discounted conversion price of the preferred stock and the fair market value of the Company's common stock at the time of issuance. The preferred stock is redeemable at the option of the buyer upon the occurrence of certain events at a price per share that is also dependent upon the occurrence of certain events.

     On December 10, 1997, the Company issued an additional 100 units of the Series A redeemable convertible preferred stock and associated warrants for net proceeds of $1,000,000. Each unit consists of one share of Series A redeemable convertible preferred stock and one warrant to acquire 150 shares of common stock for each preferred share purchased at a price equal to $10.46 per share. The warrants expire five years after the date of issuance. The preferred stock has features identical to that of the Series A redeemable convertible preferred stock issued on September 30, 1997. As of December 31, 1998, all but one share of Series A redeemable convertible preferred stock issued in September 1997 and December 1997 had been converted into 872,462 shares of common stock.

11.  Preferred Stock

     In May 1998, the Company sold to a private investment group 220 shares of the Company's Series B convertible preferred stock for $10,000 per share. Proceeds from this offering, net of offering costs, were approximately $2,200,000. The Series B convertible preferred stock accrues dividends at a rate of 11% per year and is convertible into common stock at a conversion rate of $10.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B convertible preferred stock for $10,000 per share. In connection with the issuance of the Series B convertible preferred stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     In June 1998, the Company sold to a private investment group 24.98 shares of the Company's Series C convertible preferred stock for $10,000 per share. Proceeds from this offering, net of offering costs, were approximately $249,800. The Series C convertible preferred stock accrues dividends at a rate of 11.0% per year and is convertible into common stock at a conversion rate of $11.18 per share. After December 2, 1999, the Company may, at its option, redeem the Series C convertible preferred stock for $10,000 per share. In connection with the issuance of the Series C convertible preferred stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

     In June 1998, the Company sold to a private investment group 350 shares of the Company's Series D convertible preferred stock for $10,000 per share. Proceeds from this offering, net of offering costs, were approximately $3,441,600. The Series D convertible preferred stock accrues dividends at a rate of 11.0% per year for five years, after which the rate increases to 20% per year. The Series D convertible preferred stock is convertible into common stock at a conversion rate of $12.00 per share. After June 22, 2001, the Company may, at its option, redeem the Series D convertible preferred stock for $10,000 per share. In connection with the issuance of the Series D convertible preferred stock, the Company agreed to certain limitations on the issuance of additional shares of 11. PREFERRED STOCK preferred stock by the Company.

12.  Contingent Redemption Value of Put Options

     In  connection   with  the   acquisitions  in  January  and  February  1997
     ("Predecessor Acquisition"), two founding stockholders of SCHI each received 588,695 shares of common stock of the Company in exchange for shares of SCHI common stock. Each of the two founding stockholders were also beneficiaries under two trusts, the Management Trust and the Finance Trust. As part of the Predecessor Acquisition, these trusts received a total of 710,000 shares of common stock in exchange for the SCHI common stock. The founding stockholders have the sole right to receive any proceeds of the sale of the common stock held by the trusts.

     The trusts shall, after the first to occur of the satisfaction of the purposes of the trusts and the exercise or expiration of all options granted with respect to the shares of the Company's common stock on February 15, 2007, cause shares of common stock held by the trust to be purchased by the Company (the "Put Options"). The purchase price per share for the Finance Trust is $4.00 and for the Management Trust is the average of the closing market price for 20 days immediately preceding the date of the trustees' notice regarding such purchase by the Company. Accordingly, the redemption value of the Put Option of $1,539,148 and $2,840,006 as of December 31, 1998 and 1997, respectively represents the options' price multiplied by the number of shares under option, and is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." The decrease in the redemption value of $1,300,852 during 1998 was recorded as additional paid-in capital.

     Options were granted to employees and lenders under these trusts. The trusts will receive the proceeds, if any, from the exercise of these options. Since these options were not granted by the Company and their exercise will not result in the issuance of any additional common stock, they have been excluded from the tables included in Note 13.

13.  Capital Stock

     INCREASE IN PAR VALUE AND STOCK SPLIT

     In March 1997, the Company authorized an increase in the par value of its common stock from $.001 to $.01. On July 23, 1998, the Board of Directors authorized a 1-for-2 reverse stock split with respect to the common stock. All common share information included in the accompanying financial statements has been retroactively adjusted to give effect to the increase in par value and the reverse stock split.

     STOCK OPTIONS

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

     Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair market value based on the method prescribed in FAS
     123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998 and 1997, respectively: no dividend yield, an expected life of 5.0 and 4.9 years; expected volatility of 75% and 61%, and a risk-free interest rate of 5.6% and 6%.

     Under the accounting provisions of FAS 123, the Company's net loss applicable to common stock and loss per share would have been increased to the pro forma amounts indicated below:

 YEAR ENDED DECEMBER 31,                       1998           1997        1996
 -------------------------------------------------------------------------------

 Net loss applicable to common
   stock from continuing operations

     As reported                       $ (7,777,224) $  (17,589,020) $ (703,788)
     Pro forma                           (7,998,224 )   (21,177,799)   (703,788)

 Basic loss per common share from
   continuing operations

     As reported                       $      (1.26 $        (3.97 $      (.26 )
     Pro forma                                (1.29 )        (4.76 )      (.26 )

 Net loss applicable to common stock

     As reported                       $ (7,348,386) $(18,981,938) $  (703,788)
     Pro forma                           (7,569,386 )   (22,570,717)   (703,788)

 Basic loss per common share

     As reported                       $      (1.19) $      (4.28) $      (.26 )
     Pro forma                                (1.22 )        (5.09 )      (.26 )
 -------------------------------------------------------------------------------

     The following table summarizes information about employee plan and non-plan stock option activity for the periods ended December 31, 1998, 1997 and 1996:

                                                              WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE  FAIR VALUE OF
                                                   EXERCISE           OPTIONS
                                    SHARES            PRICE           GRANTED
-----------------------------------------------------------------------------

Outstanding, December 31, 1996           -              $ -               $ -
  Acquired in merger                87,500             5.32                 -
  Granted, at market value         419,000             9.78              5.56
  Granted, above market value       15,000            13.00              7.10
  Granted, below market value       25,000             8.14              5.06
  Exercised                         (6,250 )           5.00                 -
  Forfeited                         (1,500 )           9.76                 -
-----------------------------------------------------------------------------

Outstanding, December 31, 1997     538,750             9.12                 -
  Granted, at market value         909,200             8.17              5.27
  Exercised                         (5,000 )           5.50                 -
  Forfeited                        (104,575)           9.39                 -
----------------------------------------------------------------------------

Outstanding, December 31, 1998     1,338,375          $8.47               $ -
-----------------------------------------------------------------------------

     At December 31, 1998 and 1997, a total of 413,250 and 301,250 options were exercisable at a weighted-average exercise price of $7.34 and $8.48, respectively.

     The following table summarizes information about non-plan stock option activity issued to non-employees for the periods ended December 31, 1998, 1997 and 1996:

                                                               WEIGHTED-AVERAGE
                                              WEIGHTED-AVERAGE    FAIR VALUE OF
                                                   EXERCISE           OPTIONS
                                    SHARES            PRICE           GRANTED
--------------------------------------------------------------------------------

Outstanding - inception                  -              $ -               $ -
  Granted, above market value      145,000             9.50                 -
--------------------------------------------------------------------------------

Outstanding, December 31, 1996     145,000             9.50                 -
  Acquired in merger               522,000             7.62                 -
  Granted, at market value         116,250            10.12              5.16
  Granted, above market value      150,000            16.34              4.56
  Forfeited                        (340,000)           7.58                 -
  Expired                          (20,000 )          10.00                 -
--------------------------------------------------------------------------------

Outstanding, December 31, 1997     573,250            10.82                 -
  Granted, at market value          43,750             6.34              4.16
  Granted, above market value        6,250             8.75              5.42
  Exercised                        (66,250 )           5.69                 -
--------------------------------------------------------------------------------

Outstanding, December 31, 1998     557,000           $10.14               $ -
--------------------------------------------------------------------------------

     At  December  31,  1998,  1997 and 1996,  a total of  532,000,  498,250 and
     131,000 options were exercisable at a weighted-average exercise price of $10.17, $10.28 and $9.84, respectively.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ----------------------------------  -------------------------
                                WEIGHTED-  WEIGHTED-                  WEIGHTED
                                 AVERAGE     AVERAGE                   AVERAGE
 RANGE OF              NUMBER   EXERCISE   REMAINING         NUMBER   EXERCISE
 EXERCISE PRICES   OUTSTANDING     PRICE        LIFE    EXERCISABLE      PRICE
 ------------------------------------------------------------------------------
**

 $3.38 to $5.00       254,250      $4.10   3.9 years        156,250      $3.96
 $6.00 to $8.50        96,975       7.59   3.7 years         32,500       7.15
 $9.00 to $13.00      987,150       9.68   4.0 years        224,500       9.72
 -------------------------------------------------------------------------------
                    1,338,375      $8.47                    413,250      $7.34
 -------------------------------------------------------------------------------

 NON-EMPLOYEE
   NON-PLAN
     OPTIONS
 $3.52 to $6.00       127,500      $5.24   3.0 years        127,500      $5.24
 $8.75 to $13.00      379,500      10.82   3.2 years        354,500      10.90
 $17.50                50,000      17.50   3.0 years         50,000      17.50
 -------------------------------------------------------------------------------

                      557,000     $10.14                    532,000     $10.17
 -------------------------------------------------------------------------------

          COMMON STOCK OPTIONS ISSUED - COMPENSATION

          During the years ended December 31, 1998 and 1997, compensation expense of $215,875 and $3,809,826 was recognized on common stock options granted to employees and directors, respectively.

          COMMON STOCK OPTIONS ISSUED - CONSULTANTS

          During  the  year  ended  December  31,  1997,   options   granted  to
          consultants were valued at $607,700 in accordance with FAS 123.

          COMMON STOCK ISSUED - PROFESSIONAL FEES

          During the year ended December 31, 1997, the Company issued 8,965 shares of common stock as payment for professional services. The shares were valued at $99,806, which represents the fair value of the stock on the date of issuance.

          COMMON STOCK OPTIONS AND WARRANTS ISSUED - LENDERS

          During 1997, the Company entered into various agreements with lending institutions and issued options and warrants to purchase 236,250 shares of the Company's common stock at exercise prices ranging from $4.00 to $24.00 per share. The options and warrants expire at various dates ranging from December 1999 through August 2002. During 1998, the exercise price of certain of the options and warrants was reduced pursuant to the provisions of the individual option and warrant agreements.

          The above common stock options and warrants were valued at $1,350,253 in accordance with the provisions of FAS 123. This amount was recorded as debt discount and is being amortized over the life of the related debt. Interest expense related to these options and warrants was $577,419 and $466,979 for the years ended December 31, 1998 and 1997, respectively.

          COMMON STOCK WARRANTS ISSUED - PREFERRED STOCKHOLDERS

          During the year ended December 31, 1998, the Company issued common stock warrants to purchase 40,000 shares of common stock at exercise prices ranging from $10.46 to $16.20 per share to certain of its preferred stockholders. The warrants were valued at $254,802 in accordance with the provisions of FAS 123. This amount was recorded as penalty expense and is included as selling, general and administrative expenses in the accompanying consolidated statements of operations.

          COMMON STOCK ISSUED - DEBT CONVERSION

          During the year ended December 31, 1998, the Company issued 343,943 shares of common stock in conversion of debt amounting to $1,497,716.

          During the year ended December 31, 1997, the Company issued 221,257 shares of common stock in conversion of debt amounting to $1,770,056.

          COMMON STOCK - INCENTIVE PLAN

          During 1998, the Company's Board of Directors and stockholders approved the 1998 Executive Incentive Compensation Plan (the "Plan"). This Plan provides for grants of stock options, stock appreciation rights, restricted stock, deferred stock dividend equivalents and other forms of stock-based and non stock-based compensation. The Plan provides that up to 750,000 shares of the Company's common stock may be granted as awards under the Plan.

          STOCK WARRANTS

          At December 31, 1998, the Company had the following stock warrants outstanding:

                                                    NUMBER OF
                                                   UNDERLYING         EXERCISE
 EXPIRATION DATE                                       SHARES            PRICE
 ------------------------------------------------------------------------------

 December 31, 1999                                     35,000        $    4.00
 November 8, 2000                                       6,250        $   12.00
 November 14, 2000                                    642,000        $   13.00
 March 30, 2001                                        10,000        $    8.40
 August 29, 2002                                       26,250        $    4.75
 September 30, 2002                                    45,000        $   16.20
 November 19, 2002                                     16,560        $    6.00
 December 10, 2002                                     15,000        $   10.46
 December 24, 2002                                     45,000        $    8.00
 December 30, 2002                                        600        $    6.00
 January 29, 2003                                      37,410        $   10.00
 June 1, 2003                                          10,001        $   10.46
 June 1, 2003                                          29,999        $   16.20
                                                  ------------

                                                      919,070
                                                 ------------

          At December 31, 1998, 919,070 of the warrants were exercisable.

          SHARES RESERVED

          At December 31, 1998, the Company has reserved approximately 11,985,000 shares of common stock for future issuance under all of the above arrangements, the convertible debt and the convertible preferred stock.

          During the fourth quarter of 1997, after all acquisitions were completed, the Company implemented a restructuring program (the "Program") designed to enhance overall competitiveness and efficiency through the reduction of operating costs. The Program resulted in a charge to operations of $2,117,906. The charge consists primarily of costs related to employment contract terminations and severance pay. At December 31, 1998 and 1997, approximately $415,000 and RESTRUCTURING $1,101,266 related to disputed employment termination claims was included in 14. CHARGE accrued expenses.

15.  Retirement Benefit Plan

          The Company sponsors a defined contribution pension plan for all employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and contributions by the Company to be determined at the discretion of the Board of Directors. The Company made no contribution to the plan for the years ended December 31, 1998 and 1997.

16. SUPPLEMENTAL CASH FLOW INFORMATION

          The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

YEAR ENDED DECEMBER 31,                                    1998          1997
--------------------------------------------------------------------------------

Cash paid for interest                            $   8,611,127 $   4,228,339
--------------------------------------------------------------------------------

Noncash investing and financing activities:
  Notes payable and capital lease obligations
    incurred in connection with the purchase of
    property and equipment                        $     316,516 $   3,722,670
  Notes payable issued in connection with
    acquisitions                                              -    11,015,272
  Modification to conversion price of debt               83,333             -
  Increase (decrease) in contingent liability of
    put options                                      (1,300,852 )   2,840,000
  Common stock issued in connection with
    acquisitions                                              -    14,413,880
  Common stock issued for conversion of debt          1,497,716     1,770,056
  Common stock options granted to employees and
    directors                                           215,875     3,809,826
  Common stock options and warrants issued to
    consultants, lenders and others                     254,802     1,957,953
  Common stock issued for services                       36,376        99,806
  Common stock issued by stockholders for
    cancellation of common stock options granted
    by the Company                                            -       800,000

  Common stock issued for stock notes receivable        115,200             -
  Contribution to capital by stockholder                      -       159,203
  Debt discount on convertible debt                           -       827,685
  Common stock issued for conversion of
    preferred stock and accrued dividends             4,931,835             -
  Purchase of treasury stock for reduction of
    accounts receivable and acquisition debt             93,900             -
--------------------------------------------------------------------------------

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

     Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intercompany revenues are market based. The Company evaluates performance based on operating earnings of the respective business units.

     The Company's continuing operations are classified into two reportable segments. The used car stores segment operates a network of 26 used car stores in Florida. The Company primarily sells used vehicles to payment-sensitive non-prime customers who, most likely, would be unable to purchase a vehicle without financing through the Company's financing services segment. These segments exclude the activities of the discontinued operations (see Note 18).

     The following table shows certain financial information by reportable segment as of and for the years ended December 31, 1998, 1997 and 1996 and excludes the operations of the discontinued segments:


                                         USED CAR      FINANCING      CORPORATE    DISCONTINUED
                                           STORES       SERVICES      AND OTHER      OPERATIONS        COMBINED
------------------------------------------------------------------------------------------------------------------

               1998
Revenue from external customers      $ 78,227,027    $ 15,709,539  $  1,448,261     $         -    $ 95,384,827
Intercompany revenues                           -      5,434,451              -               -       5,434,451
Operating income (loss)                 4,411,292      4,933,046     (7,606,726 )             -       1,737,612
Depreciation and amortization             181,377         69,469      1,690,551         272,799       2,214,196
Interest expense                          300,527      5,629,078      2,822,056               -       8,751,661
Abandoned public offering costs                 -              -      1,062,962               -       1,062,962
Identifiable assets                    15,918,151      66,174,394    16,913,961       24,585,527     123,592,033
Capital expenditures                      447,039        266,709        409,155         341,999       1,464,902


               1997
Revenue from external customers      $ 35,279,228    $ 6,898,694   $  1,177,903     $         -    $ 43,355,825
Intercompany revenues                           -      2,310,962              -               -       2,310,962
Operating income (loss)                    71,502      3,028,598     (14,777,708)             -      (11,677,608)
Depreciation and amortization              41,709          8,078      1,270,695         364,758       1,685,240
Compensation expense related to
  options                                       -              -      4,649,702               -       4,649,702
Restructuring charges                           -              -      2,117,906               -       2,117,906
Interest expense                          153,405      2,902,039      2,517,863               -       5,573,307
Identifiable assets                    10,273,420      34,763,399    18,719,167       25,349,005     89,104,991
Capital expenditures (exclusive of
  acquisitions)                         1,494,370        178,238      3,182,884         223,822       5,079,314

               1996
Revenue from external customers      $          -    $         -   $          -     $         -    $          -
Operating income (loss)                         -              -       (670,616 )             -        (670,616 )
Depreciation and amortization                   -              -          4,381               -           4,381
Interest expense                                -              -         33,172               -          33,172
Identifiable assets                             -              -        716,290               -         716,290
Capital expenditures                            -              -         24,586               -          24,586
------------------------------------------------------------------------------------------------------------------


     In January 1999, management of the Company made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold. The new car dealerships segment operates two new car dealerships in Florida. The parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog. These two segments are expected to be sold during 1999 at a net gain.

     Revenues of the discontinued operations were $46,499,679 and $25,247,834 during 1998 and 1997, respectively. Consolidated interest that is not attributable to other operations of the Company was allocated to discontinued operations based upon net assets of the discontinued operations to the total net assets of the consolidated Company. The amount of interest allocated to discontinued operations was $584,587 and $487,989 during 1998 and 1997, respectively.

19. DISCONTINUED OPERATIONS

     The net assets of the discontinued operations included in the December 31, 1998 and 1997 consolidated balance sheets consist of the following:

DECEMBER 31,                                             1998            1997
----------------------------------------------------------------------------

Cash and cash equivalents                  $      448,596   $     489,509
Accounts receivable                               857,293         854,382
Inventories                                     6,776,414       7,602,221
Notes receivable                                        -          46,280
Prepaid expenses                                  960,582         666,512
Property and equipment, net                     4,187,687       4,098,723
Goodwill, net                                  11,286,075      11,580,303
Other assets                                       68,880          11,075
Accounts payable                               (1,405,617 )    (1,663,149 )
Accrued expenses                                 (625,187 )      (696,467 )
Notes payable                                  (3,066,721 )    (5,189,282 )
Floor plans payable                            (5,511,229 )    (5,627,123 )
Capital lease obligations                        (147,817 )      (234,381 )
----------------------------------------------------------------------------

Net assets of discontinued operations      $   13,828,956   $  11,938,603
----------------------------------------------------------------------------

20. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 1998 and 1997, the Company recorded the following adjustments:

                                                        1998           1997
 -----------------------------------------------------------------------------

 Expense costs of abandoned public offering      $ 1,062,962    $   479,406
 Restructuring charge                                      -      2,117,906
 Expense related to stock options, warrants and
   beneficial conversion feature                     554,010      1,405,087
 Increase in allowance for credit losses and
   other adjustments to finance receivables        3,314,012              -
 Inventory write-downs                             1,094,096              -
 Write-down of goodwill from asset sale and
   impairment                                      1,045,847              -
 -----------------------------------------------------------------------------

The effect of the above 1998 fourth quarter adjustments on previous quarters is as follows:

                                             THREE MONTHS          THREE MONTHS
                                                    ENDED                 ENDED
                                                 JUNE 30,         SEPTEMBER 30,
                                                     1998                  1998
-------------------------------------------------------------------------------

Quarterly adjustment                         $  1,115,783          $  3,661,616
-------------------------------------------------------------------------------

Net income (loss) applicable to common stock:
    As reported                              $  2,355,206          $  1,627,992
    As restated                                 1,239,423           (2,033,624 )

Basic earnings (loss) per share:
    As reported                              $       0.36          $       0.25
    As restated                                      0.19                (0.34 )

Diluted earnings (loss) per share:
    As reported                              $       0.36          $       0.23
    As restated                                      0.17                (0.34 )
--------------------------------------------------------------------------------