Form 10-Q
period 1999-03-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1999-05-20
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                           --------------------------

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

                              ---------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     ----      ----
Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 20, 1999, 7,393,458 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                           HEADING                                                               PAGE
                           -------                                                               ----


PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheet - March 31,1999 and December 31, 1998......................................3
           Statements of Operations Three months ended March 31, 1999 and 1998......................4
           Statements of Stockholders Equity- Three months ended March 31, 1999.....................5
           Statements of Cash Flows - Three months ended March 31, 1999 and 1998....................6
           Notes to Consolidated Financial Statements..............................................7-9

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................................9-14

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................14
Item 2.    Changes in Securities...................................................................14
Item 3.    Upon Senior Securities..................................................................14
Item 4.    Submission of Matters to a Vote of Securities Holders...................................14
Item 5.    Other Information.......................................................................14
Item 6.     Exhibits and Reports on Form 8-K......................................................15-25

SIGNATURES.........................................................................................25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                MARCH 31, 1999         DECEMBER 31, 1998
                                                                                --------------         -----------------
                                                                                  (Unaudited)

Assets
     Cash and cash equivalents ...............................................$       2,423,657            $  1,268,589
     Accounts receivable......................................................        1,757,787               1,206,710
     Finance receivables
       Principal balances, net.................................................      89,458,504              79,342,835
       Less: allowance for credit losses.........................................  (13,656,155)            (12,157,569)
                                                                                  -------------           -------------
                                                                                     75,802,349              67,185,266

     Inventories................................................................     19,294,328              20,004,600
     Property and equipment, net...............................................       7,681,849               7,655,324
     Note receivable..........................................................          140,385                 425,000
     Deferred debt costs, net................................................           220,473                 226,152
     Goodwill, net.............................................................      23,713,581              23,871,080
     Prepaid expenses ........................................................        1,763,039               1,263,858
     Deposits and other assets...............................................           355,044                 485,454
                                                                                 --------------           -------------

                                                                                 $  133,152,492           $ 123,592,033
                                                                                  =============            ============

Liabilities and Stockholders' Equity
Liabilities:
     Bank overdraft...........................................................   $    1,083,967             $ 3,112,930
     Accounts payable.........................................................        7,524,081               4,746,157
     Accrued expenses ........................................................        4,665,631               3,664,651
     Line of credit, net of discount..........................................       72,733,142              63,612,433
     Floorplan payable .......................................................        7,357,542               8,701,968
     Capital lease obligations ...............................................          951,854                 997,916
     Notes payable............................................................       28,977,359              28,343,479
     Deferred income .........................................................          986,140                      --
                                                                                 --------------           -------------
Total liabilities ............................................................      124,279,716             113,179,543

Contingent redemption value of common stock put options.......................        1,539,148               1,539,148

Redeemable convertible preferred .............................................           10,000                  10,000

Stockholders' equity:
Preferred stock ..............................................................        5,891,410               5,891,410
Common stock..................................................................           72,082                  66,765
Additional paid in capital ...................................................       31,068,726              30,054,488
Common stock notes receivable.................................................         (115,200)               (115,200)
Accumulated deficit ..........................................................      (29,593,390)            (27,034,112)
                                                                                  -------------           -------------

Total stockholders' equity ...................................................        7,323,628               8,863,351
                                                                                  -------------           -------------

 ..............................................................................   $  133,152,492           $ 123,592,033
                                                                                  =============            ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                    1999               1998
                                                                                    ----               ----
Revenues:
     Sales at used car stores.................................................  $ 23,509,558      $ 21,845,559
     Income on finance receivables ...........................................     4,892,361         4,146,215
     Income from insurance and training ......................................       174,772           180,222
                                                                                 -----------       -----------

     Total revenues                                                               28,576,691        26,171,996
                                                                                 -----------       -----------

Cost and expenses:
     Costs of sales at used car stores........................................    16,856,503        15,088,274
     Provision for credit losses .............................................     3,794,018         2,321,663
     Cost of insurance and training ..........................................        19,039            30,757
     Selling, general and administrative expenses ............................     7,288,234         5,768,626
                                                                                 ------------      -----------

      Total costs and expenses................................................    27,957,794        23,209,320
                                                                                 -----------       -----------
Income from operations .......................................................       618,897         2,962,676

Other income (expense):
     Interest expense ........................................................    (2,353,879)       (1,701,595)
     Other income ............................................................        11,796            93,767
                                                                                 -----------       -----------
                                                                                  (2,342,083)       (1,607,828)
                                                                                 -----------       -----------

Net income (loss) from continuing operations .................................    (1,723,186)        1,354,848

Discontinued operations:
Income from discontinued operations...........................................       150,445           311,744
Estimated loss on sale of discontinued operations.............................      (800,000)               --
                                                                                 -----------       -----------
                                                                                    (649,555)          311,744
                                                                                 -----------       -----------

Net income (loss).............................................................    (2,372,741)        1,666,592
Preferred Stock dividends ....................................................      (186,537)               --
                                                                                 -----------       -----------
Net income (loss) available to common stock...................................   $(2,559,278)      $ 1,666,592
                                                                                 ===========       ===========

Basic income (loss) per common share:
   Continuing operations......................................................   $     (0.28) $           0.26
   Discontinued operations....................................................         (0.10)             0.06
                                                                                 -----------       -----------
                                                                                 $     (0.38)      $      0.32
                                                                                 ===========       ===========
Diluted income (loss) per common share:
   Continuing operations......................................................   $     (0.28)      $      0.25
   Discontinued operations....................................................         (0.10)             0.06
                                                                                 -----------       -----------
                                                                                 $     (0.38)      $      0.31
                                                                                 ===========       ===========

Weighted average number of common shares outstanding:
   Continuing operations.......................................................    6,809,478         5,190,130
                                                                                  ==========       ===========

   Discontinued operations.....................................................    6,809,478         6,240,119
                                                                                  ==========       ===========



See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements Of Stockholders' Equity


                               PREFERRED STOCK      COMMON STOCK                      Common
                               ---------------      ------------                      ------
                                Number             Number              Additional      Stock
                                   Of      Par        Of       Par       Paid-In       Notes    Accumulated
                                Shares    Value    Shares     Value      Capital    Receivable    Deficit          Total
                                ------    -----    ------     -----      -------    ----------    -------          -----

BALANCE, December 31, 1998       595    $5,891,410  6,676,545  $ 66,765 $ 30,054,488  $(115,200) $(27,034,112)   $ 8,863,351
Unaudited:
Issuance of common stock for
     conversion of debt           --            --    531,732     5,317    1,014,238         --            --      1,019,555

Preferred stock dividends         --            --         --        --           --         --      (186,537)      (186,537)

Net loss                          --            --         --        --           --         --    (2,372,741)    (2,372,741)
                                 ---    ----------  ---------  -------- ------------  ---------- ------------    -----------
BALANCE, March 31, 1999
                  (unaudited)    595    $5,891,410  7,208,277  $ 72,082 $ 31,068,726  $(115,200) $(29,593,390)   $ 7,323,628
                                 ===    ==========  =========  ======== ============  ========== ============    ===========

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                  1999               1998
                                                                                  ----               ----
Cash flows from operating activities:
   Net income/ (loss).......................................................... $ (2,372,741)     $   1,666,592
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for credit losses..............................................    3,837,046          2,321,663
      Depreciation and amortization............................................      532,523            581,657
      Deferred warranty contracts earned.......................................      (13,860)                --
      Provision for loss on sale of discontinued operations....................      800,000                 --
      Cash provided by (used for):
        Accounts receivable....................................................     (551,077)        (2,285,611)
        Inventory..............................................................      710,272         (1,913,325)
        Prepaid expenses.......................................................     (349,181)          (523,242)
        Accounts payable.......................................................    2,777,924          1,533,531
        Accrued expenses and other liabilities.................................      220,535           (577,792)
                                                                                ------------      -------------
Net cash provided by operating activities                                          5,591,441            803,473
                                                                                ------------      -------------

Cash flows from investing activities:
   Increase in finance receivables.............................................  (12,454,129)       (11,747,229)
   (Increase) / decrease in deposits...........................................       67,963             (7,932)
   (Increase) / decrease in other assets.......................................       59,435            (39,765)
   Payment of notes receivable.................................................           --             23,140
   Purchase of property and equipment..........................................     (252,499)          (141,901)
                                                                                ------------       ------------
Net cash used in investing activities                                            (12,579,230)       (11,913,687)
                                                                                ------------       ------------

Cash flows from financing activities:
   Principal payments on notes payable.........................................     (356,155)          (398,244)
   Proceeds from issuance of notes payable.....................................    2,005,000          2,497,448
   Proceeds from issuance of convertible debt..................................           --            340,000
   Proceeds from line of credit borrowings.....................................    9,100,000          9,670,400
   Decrease in bank overdraft..................................................   (2,028,963)                --
   Net proceeds (repayment) from floorplan notes payable.......................   (1,344,426)         1,126,852
   Proceeds from warranty contracts advance....................................    1,000,000                 --
   Payments of dividends.......................................................     (186,537)                --
   Deferred financing costs....................................................           --           (727,788)
   Payments on capital lease obligations.......................................      (46,062)           (71,012)
                                                                                ------------        -----------
Net cash provided by financing activities......................................    8,142,857         12,437,656
                                                                                ------------        -----------

Net increase / (decrease) in cash and cash equivalents.........................    1,155,068          1,327,442
Cash and cash equivalents at beginning of period...............................    1,268,589          1,066,949
                                                                                ------------        -----------

Cash and cash equivalents at end of period..................................... $  2,423,657      $   2,394,391
                                                                                ============      =============


See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2 - Finance Receivables

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of March 31, 1999:


                                                                          MARCH 31, 1998
                                                                          --------------


         Contractually scheduled payments............................    $   130,165,641
         Less: unearned finance charges..............................        (41,563,035)
                                                                          --------------
         Principal balances..........................................         88,602,606
         Add: loan origination costs.................................            855,898
                                                                          --------------
         Principal balances, net.....................................         89,458,504
         Less: allowance for credit losses...........................        (13,656,155)
                                                                          --------------
         Principal balances, net.....................................    $    75,802,349
                                                                          ==============

Note 3 - Presentation of Revenues and Cost of Revenues

The prices at which the Company sells its used cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the finance receivables originated at Company as well as a cost of the sales of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit margin in its statement of operations calculated as sales of cars less cost of cars sold.

Note 4 - Deferred Income

Deferred income represents the net value received by the company in 1999 in connection with a long term service protection plan agreement whereby the Company earns a commission on warranty contracts sold in connection with used car sales. Extended warranty coverage is provided by an independent third party.

Note 5 - Earnings (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for 1999 have not been included since their effect would be antidilutive. Potential common shares for 1998 of 1,049,989 include options, warrants and shares underlying convertible debt.

Note 6 - Supplemental Cash Flow Information

Cash paid for interest during the three months ended March 31, 1999 and 1998 was $2,408,464 and $1,516,267 respectively.

The Company's non-cash investing and financing activities were as follows:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                           1999               1998
                                                                                           ----               ----

   Partial settlement of note receivable and note payable............................     134,615               --

   Common stock issued for conversion of debt and related interest...................   1,019,555          475,998

   Common stock issued for conversion of preferred stock and accrued dividends.......          --        3,353,850



Note 7 - Segment Information

The following table shows certain financial information by reportable segment as of and for the three months ended March 31, 1999 and 1998 and excludes the operations of the discontinued segments:

                                        USED CAR         FINANCING        CORPORATE       DISCONTINUED
                                         STORES          SERVICES         AND OTHER         OPERATIONS        COMBINED
                                         ------          --------         ---------         ----------        --------
         1999

Revenue from external customers      $ 23,509,558      $ 4,892,361         $ 174,772     $         --      $ 28,576,691
Intercompany revenues                          --        1,633,114                --               --         1,633,114
Operating income (loss)                   817,241        2,029,625       (2,227,969)               --           618,897
Depreciation and amortization              95,647           87,374           214,305          135,197           532,523
Interest expense                           26,346        1,818,134           509,399               --         2,353,879
Identifiable assets                    18,228,657       85,621,901         5,016,269       24,285,665       133,152,492
Capital expenditures                      100,258            4,615            34,493          113,133           252,499

         1998
Revenue from external customers      $ 21,845,559      $ 4,146,215        $  180,222     $         --      $ 26,171,996
Intercompany revenues                          --          400,698                --               --           400,698
Operating income (loss)                 2,908,698        1,549,303        (1,494,325)              --         2,962,676
Depreciation and amortization             159,072           53,696           253,422          115,467           581,657
Interest expense                          100,376        1,107,331           493,888               --         1,701,595
Identifiable assets                    18,143,123       51,928,594        13,106,084       21,564,966        83,177,801
Capital expenditures                       83,930           34,269             2,160           21,542           141,901



Note 8 - Discontinued Operations

In January 1999, management of the Company made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold. The new car dealerships segment operates two new car dealerships in Florida. The parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog. These two segments are expected to be sold during 1999. During the first quarter of 1999, the Company adjusted the original estimated net gain on disposal and recorded an estimated loss on disposal of $800,000. The provision for the estimated loss was necessary due to the lower estimated sales proceeds from the discontinued segments.

Revenues of the discontinued operations were $12,731,901 and $12,487,461 during the three months ended March 31, 1999 and 1998, respectively. Consolidated interest that is not attributable to other operations of the Company was allocated to discontinued operations based upon net assets of the discontinued operations to the total net assets of the consolidated Company. The amount of interest allocated to discontinued operations was $222,046 and $110,906 during the three months ended March 31, 1999 and 1998, respectively.

The net assets of the discontinued operations included in the March 31, 1999 consolidated balance sheets consist of the following:

                                                                 MARCH 31, 1999
                                                                 --------------
        Cash and cash equivalents.............................   $  1,066,658
        Accounts receivable...................................      1,096,923
        Inventories...........................................      8,401,684
        Prepaid expenses......................................      1,345,026
        Property and equipment, net...........................      1,110,219
        Goodwill, net.........................................     11,212,518
        Other assets..........................................         52,637
        Accounts payable......................................     (2,905,668)
        Accrued expenses......................................     (1,559,257)
        Notes payable.........................................       (709,206)
        Floor plans payable...................................     (6,929,412)
        Capital lease obligations.............................       (138,570)
                                                                 ------------
        Net assets of discontinued operations.................   $ 12,043,532
                                                                 ============


ITEM NO. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included in Item 1.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from that set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-Q, and in the notes to the Company's condensed consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

OVERVIEW

Smart Choice Automotive Group, Inc. currently operates 13 locations in Florida that sell used cars under the "First Choice" brand name. The Company also sells used cars that may not meet the First Choice criteria through one additional store in Florida that operates under the "Team" name. Through Florida Finance Group, Inc. ("FFG"), its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells.


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

USED CAR STORES

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                 1999                       1998
                                                                                 ----                       ----
       (Dollars in thousands)
       Sales at used car stores......................................... $ 23,510      100.0%        $ 21,845    100.0%
       Cost of sales at used car stores(a).............................    18,490       78.7%          15,489     70.9%
                                                                        ---------     -------        --------   -------
         Gross profit..................................................     5,020       21.3%           6,356     29.1%
       Operating expenses...............................................    4,203       17.8%           3,447     15.8%
                                                                         --------     -------       ---------   -------
       Operating income................................................ $     817        3.5%       $   2,909     13.3%
                                                                        =========    ========       =========  ========



(a) Includes intercompany costs from FFG of $1,633 and $401 for the quarters ended 1998 and 1997, respectively.

Sales at used car stores increased to $23.5 million for the three months ended March 31, 1999 compared to $21.8 million for the same period in 1998. The increase in sales reflect the sale of 2,336 cars at the 26 used car stores that were open during the first quarter of 1999 as compared to the sale of 2,280 cars at the 22 used car stores that were open during the first quarter of 1998.

Gross profit declined to $5.0 million during the three months ended March 31, 1999 from $6.3 million during the three months ended March 31, 1998. Excluding intercompany costs, gross profits were $6.7 million for both quarters ended March 31.


FINANCING OF USED CAR SALES

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                 1999                       1998
                                                                                 ----                       ----
(Dollars in thousands)
Income on finance receivables(a)                                          $ 6,525      100.0%        $ 4,547     100.0%
Provisions for credit losses                                               (3,794)    (58.1)%        (2,322)    (51.1)%
Operating expense                                                            (702)    (10.8)%          (676)    (14.9)%
                                                                          --------    -------       --------    -------

Operating income                                                            2,029       31.1%          1,549      34.0%
Interest expense on finance receivables                                    (1,818)    (27.9)%        (1,107)    (24.3)%
                                                                         ---------    -------       --------    -------

Net income (loss)                                                       $      211       3.2%        $   442       9.7%
                                                                        ==========   ========        =======   ========

(a)  Includes  intercompany  revenues  from  First  Choice  Auto  Finance,  Inc.
     ("FCAF") of $1,633 and $401 for the three months ended 1999 and 1998, respectively.

Income on finance receivables increased to $6.5 million for the three months ended March 31, 1999 from $4.5 million for the same period in 1998. The increase reflects the increase in the average net finance receivables outstanding to $71.5 million for the three months ended March 31, 1999 from $37.9 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and any earned interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended March 31, 1999 was $3.8 million compared to $2.3 million for the same period in 1998. The increase reflects the growth in the amount of finance receivables outstanding.

Interest expense increased to $1.8 million for the three months ended March 31, 1999 from $1.1 million for the same period in 1998 as a result of the higher level of finance receivables which required additional borrowing under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

The net income for the three months ended March 31, 1999 was approximately $211,000 compared to 442,000 for the same period in 1998 as a result of a higher provision for credit losses as a percentage of income on finance receivables.

CONSOLIDATED RESULTS OF OPERATIONS

Following is a comparison of the results of continuing operations for the three months ended March 31, 1999 to the three months ended March 31, 1998.

REVENUES. The Company's revenues for the three months ended March 31, 1999 were $28.6 million representing a 9.1% increase over the revenues of $26.2 million in the first quarter of 1998. The increase was the result of growth of the Company's used car sales of approximately $1.7 million coupled with an increase in revenues of approximately $700,000 from the Company's receivables portfolio. That growth in used car sales is discussed in the segment information provided above.

COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $18.5 million for the three months ended March 31, 1999 compared to $15.5 million for the same period during 1998, representing an increase of $3.0 million, or 19.3%. The gross profit margins decreased significantly to 21.3% for the three months ended March 31, 1999, compared to the gross profit margin of 29.1% for the same period in 1998.

The Company's selling, general and administrative expenses (including depreciation and amortization) were $7.3 million for the three months ended March 31, 1999, compared to the selling, general and administrative expenses of $5.7 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 25.6% for the three months ended March 31, 1999 compared to 22.0% for the three months ended March 31, 1998. The higher amount of these expenses was the result of an increased in the number of used car stores, discussed in segment information above. The Company has significantly reorganized its management structure and operational activities and eliminated over $2 million annually from its overhead structure starting in the second quarter of 1999.

INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $2.4 million for the three months ended March 31, 1999, compared to $1.7 million for the three months ended March 31, 1998, an increase of approximately $700,000 or 41%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables as the portfolio expanded over the prior year of used car sales growth.

NET LOSS. The Company's net loss for the three months ended March 31, 1999 of ($1.7) million compared to a net income of $1.4 for the same period of 1998 was due to the combined effect of reduced profit margins in used car sales, increased corporate overhead and interest expense discussed above.


CREDIT LOSSES

GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

The following table reflects activity in the allowance for the three months ended March 31, 1999.

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                    MARCH 31,1999
                                                                                    -------------
              (Dollars in thousands)
       Balance, beginning of period.................................................... $  12,158
       Provision for credit losses.....................................................     3,794
       Net charge offs.................................................................    (2,296)
       Balance, end of period.......................................................... $  13,656

       Allowance as a percentage of finance receivables................................      15.3%

The allowance decreased to 15.3% of the outstanding balances as of March 31, 1999 from 15.5% as of December 31, 1998.

NET CHARGE OFFS. The Company's current policy is to charge off finance receivables when they are deemed uncollectible and to fully reserve the principal balance at such time as a finance receivable is delinquent for 180 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus earned but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the three months ended March 31, 1999.

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                                    MARCH 31,1999
                                                                                    -------------
              (Dollars in thousands)
       Principal Balances..........................................................   $   5,092
       Collateral recoveries, net..................................................      (2,796)
       Net charge offs.............................................................   $   2,296

The Company's credit loss experience has remained relatively constant at 12.8% of average principal balances for the last two years. The Company believes that the consistency in its credit loss experience as a percentage of finance receivables is attributable to (i) a consistency in the application of its underwriting standards and servicing and collection efforts, (ii) maximization of recoveries on repossessions and (iii) reduced defaults due to improved operating performance of used cars sold.

DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reports the balance of delinquent finance receivables as a percentage of total outstanding balances of the Company's finance receivables portfolio as of March 31, 1999.

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                          MARCH 31,1999
                                                                          -------------
                 (Dollars in thousands)
       Aging Percentages:
         Principal balances current..............................................93.6%
         Principal balances 31 days to 60 days....................................2.3
         Principal balances over 60 days..........................................4.1
         Total over 31 days.......................................................6.4

The Company is experiencing consistency in its delinquency experience with an aging of its portfolio at March 31, 1999 approximately the same as that reported for the year ended December 31, 1998. This consistency in the aging of the finance receivables portfolio is primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to support increases in finance receivables, car inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources potentially available to the Company include operating cash flow, third-party investors, financial
institution   borrowings,   borrowings  against  finance   receivables  and  car
inventory.

Net cash provided by operating activities was approximately $5.6 million and $0.8 million for the three months ended March 31, 1999, and 1998, respectively. Net cash provided from operating activities for the three months ended March 31, 1999 primarily reflected the loss from operations adjusted for the non-cash charges for depreciation, amortization, provision of credit losses and the increase in accounts payable. The Company used approximately $4.2 million to expand accounts receivable and inventory during the first quarter of 1998. Nearly all of the $12.6 million and $11.9 million of cash used by investing activities for the three months ended March 31, 1999 and 1998, respectively was invested to increase the finance receivables.

Cash provided by financing activities was approximately $8.1 million, and $12.4 million during the three months ended March 31, 1999, 1998, respectively. During the three months ended March 31, 1999 and 1998 the Company increased its line of credit borrowing by $9.1 million and $9.7 million, respectively. The Company issued notes payable totaling $2.0 million and $2.5 million during the three months ended March 31, 1999 and 1998, respectively.

The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the Finova Revolving Facility, the Company may borrow the lesser of $100,000 or up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 31, 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving facility is secured by substantially all of the Company's finance receivables. As of March 31, 1999, the principal amount outstanding under the Finova Revolving Facility was $72.8 million up from a balance of $63.7 million at December 31, 1998. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (10.5% as of March 31, 1999). As part of the Finova Revolving Facility, the Company may finance up to $10 million of its used car inventory through Finova Capital Corporation.

During 1998 and 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility") which had an outstanding balance of approximately $400,000 at March 31, 1999 down from the $3.2 million at December 31, 1998. The maximum commitment under the Manheim Facility is $3.75 million. The Manheim Facility is secured by the Company's used car inventory and bears interest at 1.5% over the prime rate (9.5% as of March 31, 1999). Amounts outstanding are payable on the earlier of the day after a car is sold or 180 days after the floorplan advance. The Company is in the process of liquidating the Manheim Facility. As of April 1999, the outstanding balance was approximately $160,000.

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

DISCONTINUED OPERATIONS

In January 1999, management made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus on the Company's continuing operations. These two segments are expected to be sold at an estimated net loss of $800,000 during 1999.

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


                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Company publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Described below are the sales of securities by the Company during the first quarter of 1999 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

On March 29, 1999, the Company issued 398,560shares of common stock to Bankers Life Insurance Company and 133,172 shares of common stock to Bankers Credit Insurance Services, Inc. in consideration for the conversion of their notes and accrued interest with the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5. OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

     Exhibit
     NO.      EXHIBIT DESCRIPTION                    FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
     ---      -------------------                    -----------------------------------------------
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

     3.2.2    Second Articles of Amendment to        Exhibit 3.1 to Form 8-K filed on October 9, 1997.
              Articles of Incorporation

     3.2.3    Third Articles of Amendment to         Exhibit 3.1 to Form 10-Q filed on May 15, 1998.
              Articles of Incorporation

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

     10.11    Modification of Mortgage Deed          Exhibit 10.11 to Form 10-K filed on April 14, 1998.
              and Security Agreement dated
              November 3, 1997 between the
              Company and Huntington

     10.12    Future Advance Promissory Note         Exhibit 10.12 to Form 10-K filed on April  14,  1998.
              dated  December  30,  1997,
              principal  amount $260,000,
              the Company maker, Huntington, payee.

     10.13    Modification  of  Mortgage  and        Exhibit 10.13 to Form 10-K filed on April 14, 1998.
              Mortgage  Note  and Extension
              Agreement dated December 30,
              1997 between the Company and
              Huntington.

     10.13.1  Modification  of Mortgage  Note        Exhibit  10.13.1 to From S-1 filed on August 21, 1998,
              and Extension Agreement  dated         file no. 333-59375.
              July 24, 1998 between the
              Company and Huntington.

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

     10.17    Promissory Note by Eckler              Exhibit 10.1 to Form 8-K filed on March 5, 1998
              Industries, Inc. in favor of
              Stephens

     10.17.1  Amendment to Guaranty Agreement        Exhibit 10.4 to Form 8-K filed on March 5, 1998.
              between Registrant and Stephens        Inc.

     10.17.2  Amendment to Pledge and Security       Exhibit 10.5 to Form 8-K filed on March 5, 1998.
              Agreement between Registrant and       Stephens Inc.

     10.17.3  Loan Extension and Modification        Exhibit 10.17.3 to Form 10-K filed on April 15, 1999.
              Agreement between Registrant and
              Stephens Inc. dated April 15, 1999.

     10.17.4  Extension of Engagement Letter         Exhibit 10.17.4 to Form 10-K filed on April 15, 1999.
              between Stephens Inc. and
              Registrant dated March 1, 1999.

     10.17.5  Warrant Agreement Issued to            Exhibit 10.17.5 to Form 10-K filed on April 15, 1999.
              Stephens Inc.

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

     10.19    Second  Amended and Restated Loan      Exhibit 10.19 to Form 10-K filed on April 15, 1999.
              and Security Agreement dated
              November 9, 1998 between FFG,
              Liberty  Finance  Company,
              Smart Choice  Receivable
              Holdings Company and First Choice
              Auto Finance, Inc., SC Holdings,
              Inc., the Company and Finova
              Capital Corporation.

     10.19.1  Guaranty to Finova from the            Exhibit 4.5 to form 10-Q, filed on May 20, 1997.
              Company dated January 13, 1997.

     10.19.2  Guaranty to Finova from SC             Exhibit 10.19.2 to Form 10-K filed on April 15, 1999.
              Holdings, Inc. dated
              November 9, 1998.

     10.19.3  Guaranty to Finova from the            Exhibit 10.19.3 to Form 10-K filed on April 15, 1999.
              Company.

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

     10.20.2  Tenth Amended and Restated             Exhibit 10.20.2 to Form 10-K filed on April 15, 1999.
              Promissory Note dated November
              9, 1998, between FFG, Liberty
              Finance Company, Smart Choice
              Receivable Holdings Company and
              First Choice Auto Finance, Inc.

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

     10.21.2  Schedule to Second Amended and         Exhibit 10.21.2 to Form 10-K filed on April 15, 1999.
              Restated Loan and Security
              Agreement, dated November 9,
              1998, FFG, Liberty Finance
              Company and First Choice Auto
              Finance, Inc., borrower.

     10.21.3  Intercreditor Agreement between        Exhibit 10.21.3 to Form 10-K filed on April 15, 1999.
              Manheim Automotive Financial
              Services, Inc. and Finova
              Capital Corporation.

     10.22    Stock Purchase Agreement dated         Exhibit 10.1 to Form 10-Q, filed on May 20, 1997.
              January 28, 1997 between SCHI
              and Gary Smith.

     10.23    Promissory Note dated January          Exhibit 10.2 to Form 10-Q filed on May 20, 1997.
              28, 1997, First Choice
              Finance, Inc. ("FCAF"), maker,
              Gary Smith, payee, in the
              principal amount of $1,031,008.

     10.24    Lease dated April 5, 1997              Exhibit 10.24 to Form S-1 filed on August 21, 1998, File
              between Gary R. Smith and Team         No. 333-59375
              Automobile Sales and Finance,
              Inc.

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

     10.41    Non-Qualified  Stock  Option           Exhibit  10.41 to Form S-1  filed August 21, 1998, File
              Agreement dated April 17, 1997         No. 333-59375
              between the Company and David
              Bumgardner.

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

     10.48    Convertible Senior Promissory          Exhibit 10.19 to Form 10-Q, filed May 20, 1997.
              Note dated May 13, 1997, the
              Company, maker, Sirrom, payee.
              between the Company and Sirrom.

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

     10.51.1  Form of Warrant issued by the          Exhibit  10.2 to Form 8-K  filed on October 9, 1997.
              Company to High Capital Funding,
              LLC,  and other  purchasers.

     10.52    Subordinated Loan Agreement            Exhibit 10.52.1 to Form 10-K filed on April 15, 1999.
              dated January 30, 1999, between
              High Capital Funding, LLC and
              the Company.

     10.52.1  Company Form of 1999 Series A          Exhibit 10.52.1 to Form 10-K filed on April 15, 1999.
              Subordinated Note.

     10.52.2  Guaranty Agreement between SC          Exhibit 10.52.2 to Form 10-K filed on April 15, 1999.
              Holdings, Inc., First Choice
              Auto Finance, Inc. and High
              Capital Funding, LLC.

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

     10.67.1  Second Amendment to Dealer             Exhibit 10.67 to Form S-1 filed on August 21, 1998, File
              Equipment Loan and Security            No. 333-59375.
              Agreement.

     10.67.2  Second Amendment to Dealer             Exhibit 10.67.2 to Form 10-K filed on April 15, 1999.
              Capital Loan and Security
              Agreement, dated July 29, 1998,
              between Nissan Motor Acceptance
              Corporation and First Choice
              Stuart 1, Inc., dba Stuart
              Nissan.

     10.68    Nissan Dealer Term Sales and           Exhibit 10.68 to Form S-1 filed on August 21, 1998, File
              Service Agreement dated August         No. 333-59375
              29, 1997 between Nissan Motor
              Corporation in U.S.A., the
              Company, Smart Cars, Inc. and
              FCS1.

     10.69    Wholesale Financing and Security       Exhibit 10.69 to Form S-1 filed on August 21, 1998, File
              Agreement dated August 11, 1997        No. 333-59375
              between First Choice Stuart 2,
              Inc. ("FCS2") and Volvo Finance
              North America, Inc.

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

     10.79    Promissory Note dated February         Exhibit 10.9 to Form 8-K filed on March 5, 1998.
              24, 1998, FCAF, maker, Manheim
              Automotive Financial Services,
              Inc., payee,

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


     10.91    Aircraft Lease between General         Exhibit 10.67.2 to Form 10-K filed on April 15, 1999.
              Electric Capital Corporation
              and the Company, dated December 1998.

     11.1     Statement re Computation of.           *
              Earnings Per Share.

     27.1     Financial Data Schedule.               Filed herewith.


* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

          (b)     Report on Form 8-K

           None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 1999.

                                  SMART CHOICE AUTOMOTIVE GROUP, INC.


                                  By:      /S/ GARY R. SMITH
                                  --------------------------
                                      Gary R. Smith
                                      President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES               TITLE                                 DATE
       ----------               -----                                 ----

/S/ GARY R. SMITH      President and Chief executive Officer       May 20, 1999
-----------------
Gary R. Smith

/S/ RICHARD M. TODD    Chief Accounting Officer                    May 20, 1999
-------------------
Richard M. Todd