Form 10-Q
period 1999-06-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1999-08-16
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes X No ______

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 16, 1999, 7,782,277 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
                                   Form 10-Q

                                TABLE OF CONTENTS

HEADING                                                                                   PAGE
PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
           Balance Sheet - June 30, 1999 and December 31, 1998 ........................    3
           Statements of Operations - Three and six months ended June 30, 1999 and 1998    4
           Statements of Stockholders Equity - Six months ended June 30, 1999 .........    5
           Statements of Cash Flows - Six months ended June 30, 1999 and 1998 .........    6
           Notes to Consolidated Financial Statements .................................   7-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................................   9-15

PART II. OTHER INFORMATION
Item 1. Legal Proceedings .............................................................   15
Item 2. Changes in Securities .........................................................   16
Item 3. Defaults Upon Senior Securities ...............................................   16
Item 4. Submission of Matters to a Vote of Securities Holders .........................   16
Item 5. Other Information .............................................................   16
Item 6. Exhibits and Reports on Form 8-K .............................................. 16-26

SIGNATURES ............................................................................   27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                          JUNE 30, 1999            DECEMBER 31, 1998
                                                          -------------             -------------
                                                          (Unaudited)
Assets
     Cash and cash equivalents ........................   $     129,347             $   1,268,589
     Accounts receivable ..............................       2,171,995                 1,206,710
     Finance receivables
       Principal balances, net ........................      92,949,967                79,342,835
       Less: allowance for credit losses ..............     (13,881,576)              (12,157,569)
                                                          -------------             -------------
                                                             79,068,391                67,185,266

     Inventories ......................................      13,863,969                20,004,600
     Property and equipment, net ......................       7,663,337                 7,655,324
     Note receivable ..................................             385                   425,000
     Deferred debt costs, net .........................         208,556                   226,152
     Goodwill, net ....................................      23,556,150                23,871,080
     Prepaid expenses .................................       1,505,130                 1,263,858
     Deposits and other assets ........................         325,200                   485,454
                                                          -------------             -------------
                                                          $ 128,492,460             $ 123,592,033
                                                          =============             =============
Liabilities and Stockholders' Equity
Liabilities:
     Bank overdraft ...................................   $     792,538             $   3,112,930
     Accounts payable .................................       6,373,311                 4,746,157
     Accrued expenses .................................       4,503,924                 3,664,651
     Line of credit, net of discount ..................      71,854,684                63,612,433
     Floorplan payable ................................       8,328,090                 8,701,968
     Capital lease obligations ........................         880,974                   997,916
     Notes payable ....................................      28,663,159                28,343,479
     Deferred income ..................................         898,460                      --
                                                          -------------             -------------
Total liabilities .....................................     122,295,140               113,179,543

Contingent redemption value of common stock put options       1,539,148                 1,539,148

Redeemable convertible preferred ......................          10,000                    10,000

Stockholders' equity:
Preferred stock .......................................       5,891,410                 5,891,410
Common stock ..........................................          72,962                    66,765
Additional paid in capital ............................      31,177,846                30,054,488
Common stock notes receivable .........................        (115,200)                 (115,200)
Accumulated deficit ...................................     (32,378,846)              (27,034,112)
                                                          -------------             -------------
Total stockholders' equity ............................       4,648,172                 8,863,351
                                                          -------------             -------------
 .......................................................   $ 128,492,460             $ 123,592,033
                                                          =============             =============
                                       3

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------    ----------------------------
                                                             1999             1998            1999            1998
                                                          ------------    ------------    ------------    ------------
Revenues:
     Sales at used car stores .........................   $ 17,210,283    $ 18,756,972    $ 40,719,841    $ 40,602,531
     Income on finance receivables ....................      5,499,025       2,636,215      10,391,386       6,782,430
     Income from insurance and training ...............        147,685         245,810         322,457         426,032
                                                          ------------    ------------    ------------    ------------

     Total revenues ...................................     22,856,993      21,638,997      51,433,684      47,810,993
                                                          ------------    ------------    ------------    ------------

Cost and expenses:
     Costs of sales at used car stores ................     14,344,391      11,764,938      31,200,894      26,853,212
     Provision for credit losses ......................      3,709,576       2,661,371       7,503,594       4,983,034
     Cost of insurance and training ...................         20,074          28,838          39,113          59,595
     Selling, general and administrative expenses .....      5,249,233       4,627,310      12,537,467      10,395,936
                                                          ------------    ------------    ------------    ------------
      Total costs and expenses ........................     23,323,274      19,082,457      51,281,068      42,291,777
                                                          ------------    ------------    ------------    ------------
Income from operations ................................       (466,281)      2,556,540         152,616       5,519,216

Other income (expense):
     Interest expense .................................     (2,359,715)     (2,024,826)     (4,713,594)     (3,726,421)
     Other income .....................................        153,797         149,115         165,593         242,882
                                                          ------------    ------------    ------------    ------------
                                                            (2,205,918)     (1,875,711)     (4,548,001)     (3,483,539)
                                                          ------------    ------------    ------------    ------------
Net income (loss) from continuing operations ..........     (2,672,199)        680,829      (4,395,385)      2,035,677

Discontinued operations:
Income from discontinued operations ...................         59,072         644,558         209,517         956,302
Estimated loss on sale of discontinued operations .....           --              --          (800,000)           --
                                                          ------------    ------------    ------------    ------------
                                                                59,072         644,558        (590,483)        956,302
                                                          ------------    ------------    ------------    ------------
Net income (loss) .....................................     (2,613,127)      1,325,387      (4,985,868)      2,991,979
Preferred Stock dividends .............................       (172,329)        (85,964)       (358,866)       (163,838)
                                                          ------------    ------------    ------------    ------------
Net income (loss) available to common stock ...........   $ (2,785,456)   $  1,239,423    $ (5,344,734)   $  2,828,141
                                                          ============    ============    ============    ============
Basic income (loss) per common share:
   Continuing operations ..............................   $      (0.39)   $       0.09    $      (0.68)   $       0.32
   Discontinued operations ............................           0.01            0.10           (0.08)           0.17
                                                          ------------    ------------    ------------    ------------
                                                          $      (0.38)   $       0.19    $      (0.76)   $       0.49
                                                          ============    ============    ============    ============
Diluted income (loss) per common share:
   Continuing operations ..............................   $      (0.39)   $       0.08    $      (0.68)   $       0.27
   Discontinued operations ............................           0.01            0.09           (0.08)           0.14
                                                          ------------    ------------    ------------    ------------
                                                          $      (0.38)   $       0.17    $      (0.76)   $       0.41
                                                          ============    ============    ============    ============
Weighted average number of common shares
  and share equivalents outstanding:
   Basic ..............................................      7,230,277       6,387,957       6,992,963       5,790,926
                                                          ============    ============    ============    ============
   Diluted ............................................      7,230,277       7,496,213       6,992,963       6,840,915
                                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements Of Stockholders' Equity

                                           PREFERRED STOCK             COMMON STOCK
                                     ---------------------------   --------------------------
                                        NUMBER                        NUMBER
                                         OF                             OF            PAR
                                       SHARES          VALUE          SHARES         VALUE
                                     ------------   ------------   ------------   ------------
BALANCE, December 31, 1998 .......            595   $  5,891,410      6,676,545   $     66,765
Unaudited:
Issuance of common stock for
     conversion of debt ..........           --             --          619,732          6,197

Preferred stock dividends ........           --             --             --             --

Net loss .........................           --             --             --             --
                                     ------------   ------------   ------------   ------------
BALANCE, June 30, 1999 (unaudited)            595   $  5,891,410      7,296,277   $     72,962
                                     ============   ============   ============   ============
                                                     COMMON
                                      ADDITIONAL      STOCK
                                       PAID-IN        NOTES           ACCUMULATED
                                       CAPITAL       RECEIVABLE        DEFICIT          TOTAL
                                     ------------   ------------    ------------    ------------
BALANCE, December 31, 1998 .......   $ 30,054,488   $   (115,200)   $(27,034,112)   $  8,863,351
Unaudited:
Issuance of common stock for
     conversion of debt ..........      1,123,358           --              --         1,129,555

Preferred stock dividends ........           --             --          (358,866)       (358,866)

Net loss .........................           --             --        (4,985,868)     (4,985,868)
                                     ------------   ------------    ------------    ------------
BALANCE, June 30, 1999 (unaudited)   $ 31,177,846   $   (115,200)   $(32,378,846)   $  4,648,172
                                     ============   ============    ============    ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                               ----------------------------
                                                                                                  1999            1998
                                                                                               ------------    ------------
Cash flows from operating activities:
   Net income/ (loss) ......................................................................   $ (4,985,868)   $  2,991,979
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for credit losses ..........................................................      7,503,594       4,727,254
      Depreciation and amortization ........................................................        833,549       1,239,272
      Gain on disposal of property and equipment ...........................................           --           (43,381)
      Deferred warranty contracts earned ...................................................       (101,540)           --
      Provision for loss on sale of discontinued operations ................................        800,000            --
      Cash provided by (used for):
        Accounts receivable ................................................................       (965,285)     (2,051,408)
        Inventory ..........................................................................      6,140,631      (1,905,528)
        Prepaid expenses ...................................................................        (91,272)       (791,417)
        Accounts payable ...................................................................      1,627,154         665,634
        Accrued expenses and other liabilities .............................................         58,828      (1,719,992)
                                                                                               ------------    ------------
Net cash provided by operating activities ..................................................     10,819,791       3,112,413
                                                                                               ------------    ------------
Cash flows from investing activities:
   Increase in finance receivables .........................................................    (19,386,719)    (24,686,512)
   Proceeds from disposal of property and equipment ........................................           --         1,093,381
   (Increase) / decrease in deposits .......................................................         76,351         (14,608)
   (Increase) / decrease in other assets ...................................................         70,596         (32,487)
   Payment of notes receivable .............................................................           --            46,280
   Purchase of property and equipment ......................................................       (334,662)       (442,094)
                                                                                               ------------    ------------
Net cash used in investing activities ......................................................    (19,574,434)    (24,036,040)
                                                                                               ------------    ------------
Cash flows from financing activities:
   Principal payments on notes payable .....................................................       (420,355)     (3,205,838)
   Proceeds from issuance of notes payable .................................................      2,005,000       6,497,448
   Proceeds from issuance of preferred stock ...............................................           --         5,891,411
   Proceeds from issuance of common stock ..................................................           --           266,776
   Proceeds from issuance of convertible debt ..............................................           --           340,000
   Proceeds from exercise of common stock options and warrants .............................           --            15,000
   Proceeds from line of credit borrowings .................................................      8,200,834      14,500,000
   Decrease in bank overdraft...............................................................     (2,320,392)           --
   Net proceeds (repayment) from floorplan notes payable ...................................       (373,878)        195,400
   Proceeds from warranty contracts advance ................................................      1,000,000            --
   Payments of dividends ...................................................................       (358,866)        (39,619)
   Deferred financing costs ................................................................           --          (727,788)
   Payments on capital lease obligations ...................................................       (116,942)        (39,472)
                                                                                               ------------    ------------
Net cash provided by financing activities ..................................................      7,615,401      23,693,318
                                                                                               ------------    ------------
Net increase / (decrease) in cash and cash equivalents .....................................     (1,139,242)      2,769,691
Cash and cash equivalents at beginning of period ...........................................      1,268,589       1,066,949
                                                                                               ------------    ------------
Cash and cash equivalents at end of period .................................................   $    129,347    $  3,836,640
                                                                                               ============    ============

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


Note 2 - Finance Receivables

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of June 30, 1999:


Contractually scheduled payments    $ 133,494,326
Less: unearned finance charges ..     (41,686,547)
                                    -------------
Principal balances ..............      91,807,779
Add: loan origination costs .....       1,142,188
                                    -------------
Principal balances, net .........      92,949,967
Less: allowance for credit losses     (13,881,576)
                                    -------------
Principal balances, net .........   $  79,068,391
                                    =============

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

Note 4 - Deferred Income

Deferred income represents the net value received by the company in 1999 inconnection with a long term service protection plan agreement whereby the Company earns a commission on warranty contracts sold in connection with used car sales. Extended warranty coverage is provided by an independent third party.

Note 5 - Earnings (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for 1999 have not been included since their effect would be antidilutive. Potential common shares of 1,108,256 and 1,049,989 for the three and six months ended June 30, 1998, respectively include options, warrants and shares underlying convertible debt.

Note 6 - Supplemental Cash Flow Information

Cash paid for interest during the six months ended June 30, 1999 and 1998 was $4,626,968 and $3,716,455 respectively.

The Company's non-cash investing and financing activities were as follows:

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------
                                                                                  1999        1998
                                                                                ---------   ---------
Partial settlement of note receivable and note payable ......................     134,615        --
Common stock issued for conversion of debt and related interest .............   1,129,555   1,336,132
Exchange of note receivable for note payable ................................     140,000        --
Common stock issued for conversion of preferred stock and accrued dividends .        --     4,592,704

Note 7 - Segment Information

The following table shows certain financial information by reportable segment as of and for the three and six months ended June 30, 1999 and 1998 and excludes the operations of the discontinued segments:

                                        USED CAR         FINANCING        CORPORATE       DISCONTINUED
 THREE MONTHS ENDED JUNE 30,             STORES          SERVICES         AND OTHER         OPERATIONS        COMBINED
 ---------------------------        --------------      -----------       ---------      --------------       ---------
         1999
Revenue from external customers      $ 17,210,283      $ 5,499,025         $ 147,685     $         --      $ 22,856,993
Intercompany revenues                          --           69,582                --               --            69,582
Operating income (loss)                 (277,622)        1,432,905       (1,621,564)               --         (466,281)
Depreciation and amortization              95,647           87,374           214,305          135,197           532,523
Interest expense                           24,708        1,912,030           422,977               --         2,359,715
Identifiable assets                    13,445,108       87,367,447         6,377,091       21,302,814       128,492,460
Capital expenditures                       75,612              600                --            5,950            82,162

         1998
Revenue from external customers      $ 18,756,972      $ 2,636,215        $  245,810     $         --      $ 21,638,997
Intercompany revenues                          --        2,303,681                --               --         2,303,681
Operating income (loss)                   936,839        2,535,506         (915,805)                -         2,556,540
Depreciation and amortization             106,667           62,462           314,954          128,465           612,548
Interest expense                           76,641        1,266,936           681,249                -         2,024,826
Identifiable assets                    18,468,303       61,602,837        11,314,188       23,349,723       114,735,051
Capital expenditures                      223,062           12,031             7,773           57,326           300,192

                                        USED CAR         FINANCING        CORPORATE       DISCONTINUED
 SIX MONTHS ENDED JUNE 30,               STORES          SERVICES         AND OTHER         OPERATIONS        COMBINED
 -------------------------          --------------      -----------       ---------      --------------       ---------
         1999
Revenue from external customers      $ 40,719,841     $ 10,391,386         $ 322,457     $         --      $ 51,433,684
Intercompany revenues                          --        1,702,696                --               --         1,702,696
Operating income (loss)                   539,619        3,462,530       (3,935,500)               --           152,616
Depreciation and amortization              75,412           31,288           639,858           86,991           833,549
Interest expense                           51,054        3,730,164           932,376               --         4,713,594
Identifiable assets                    13,445,108       87,367,447         6,377,091       21,302,814       128,492,460
Capital expenditures                      208,697            5,215             1,667          119,083           334,662

         1998
Revenue from external customers      $ 40,602,531      $ 6,782,430        $  426,032     $         --      $ 47,810,993
Intercompany revenues                          --        2,704,379                --               --         2,704,379
Operating income (loss)                 3,845,537        4,084,809       (2,411,130)                -         5,519,216
Depreciation and amortization             265,739          116,158           613,443          243,932         1,239,272
Interest expense                          177,017        2,374,267         1,175,137                -         3,726,421
Identifiable assets                    18,468,303       61,602,837        11,314,188       23,349,723       114,735,051
Capital expenditures                      306,992           46,300             9,933           78,868           442,093

Note 8 - Discontinued Operations

In January 1999, management of the Company made a decision to discontinue the operations of the new car dealerships segment and the Corvette parts and accessories segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold. The new car dealerships segment operates two new car dealerships in Florida. The Corvette parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its catalog. These two segments are expected to be sold during 1999. During the first quarter of 1999, the Company adjusted the original estimated net gain on disposal and recorded an estimated loss on disposal of $800,000. The provision for the estimated loss was necessary due to the lower estimated sales proceeds from the discontinued segments.

Revenues of the discontinued operations were $14,077,740 and $12,273,273 during the three months ended June 30, 1999 and 1998, respectively and were $26,809,641 and $24,760,734 during the six months ended June 30, 1999 and 1998, respectively. Consolidated interest that is not attributable to other operations of the Company was allocated to discontinued operations based upon net assets of the discontinued operations to the total net assets of the consolidated Company. The amount of interest allocated to discontinued operations was $338,328 and $27,841 during the three months ended June 30, 1999 and 1998, respectively and was $560,374 and $138,747 during the six months ended June 30, 1999 and 1998, respectively.


The net assets of the discontinued operations included in the June 30, 1999 consolidated balance sheets consist of the following:


Cash and cash equivalents ...........   $     74,159
Accounts receivable .................      1,768,957
Inventories .........................      6,227,103
Prepaid expenses ....................      1,057,378
Property and equipment, net .........      1,013,047
Goodwill, net .......................     11,138,961
Other assets ........................         23,209
Accounts payable ....................     (2,289,711)
Accrued expenses ....................       (741,250)
Notes payable .......................       (701,251)
Floor plans payable .................     (4,795,599)
Capital lease obligations ...........       (129,100)
                                        ------------
Net assets of discontinued operations   $ 12,645,903
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

OVERVIEW

Smart Choice Automotive Group, Inc. operates 14 locations in Florida that sell used cars under the "First Choice" brand name. Through Florida Finance Group, Inc. ("FFG"), its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells. Based on the results of operations for the year ended December 31, 1998, the Company began a significant reorganization of its management structure and operational activities. Starting in April of 1999 the Company reduced the number of its store locations from 24 at December 1998 to the current 14 locations. The financial impact of these actions began to take effect late in the Company's second quarter ended June 30, 1999.


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

USED CAR STORES

                                                THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------      ------------------------------------
    (Dollars in thousands)                       1999                1998                  1999               1998
                                                 ----                ----                  ----               ----
   Sales at used car stores.............. $ 17,210   100.0%   $ 18,757  100.0%      $ 40,718  100.0%   $ 40,603   100.0%
   Cost of sales at used car stores(a)...   14,414    83.8%     14,069   75.0%        32,904   80.8%     29,558    72.8%
                                          --------  -------   -------- -------      -------- -------   --------  -------
    Gross profit........................     2,796    16.2%      4,688   25.0%         7,816   19.2%     11,045    27.2%
   Operating expenses....................    3,074    17.8%      3,751   20.0%         7,277   17.8%      7,199    17.7%
                                          --------  -------  --------- -------      -------- -------  ---------  -------
   Operating income..................... $   (278)   (1.6)%  $     937    5.0%     $     539    1.4%  $   3,846     9.5%
                                         ========= ========  =================     =================  ========= ========

(a) Includes intercompany costs from FFG of $70 and $2,304 for the quarters ended 1999 and 1998, respectively, and $1,703 and $2,704 for the six months ended June 30, 1999 and 1998, respectively.

Sales revenue at used car stores decreased to $17.2 million for the three months ended June 30, 1999 compared to $18.8 million for the same period in 1998. The lower sales revenue reflects the sale of 1,602 cars at the average of 17 used car stores that were open during the second quarter of 1999 as compared to the sale of 2,119 cars at the average of 21 used car stores that were open during the second quarter of 1998.

Sales revenue at used car stores was approximately the same for the six months ended June 30, 1999 compared to the same period in 1998. The sales revenue reflects the sale of 3,938 cars at the average of 21 used car stores that were open during the first six months of 1999 as compared to the sale of 4,435 cars at the average of 22 used car stores that were open during the first six months of 1998.

Gross profit declined to $2.8 million during the three months ended June 30, 1999 from $4.7 million during the three months ended June 30, 1998. Excluding intercompany costs, gross profits declined by $4.1 million for the three months ended June 30, 1999 compared to the same period in 1998. Lower gross profit resulted from the liquidation of approximately $5 million in high cost used car inventory at below standard margins as the Company reduced its operations.

Gross profit declined to $7.8 million during the six months ended June 30, 1999 from $11.0 million during the six months ended June 30, 1998. Excluding intercompany costs, gross profits declined by $4.2 million for the six months ended June 30, 1999 compared to the same period in 1998. As stated above, the lower gross profit resulted from the liquidation of approximately $5 million in high cost used car inventory at below standard margins as the Company reduced its operations.

FINANCING OF USED CAR SALES

                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                         -------------------------------------   ----------------------------------------
                                                 1999                1998                  1999               1998
                                         ------------------  -----------------   --------------------  ------------------
(Dollars in thousands)
Income on finance receivables(a)..........$ 5,568    100.0%   $ 4,940   100.0%      $ 12,094   100.0%   $ 9,487    100.0%
Provisions for credit losses..............(3,709)   (66.6)%   (2,661)  (53.8)%       (7,503)  (62.0)%   (4,983)   (52.5)%
Operating expense........................   (426)   ( 7.6)%       257     5.5%       (1,129)   (9.3)%     (419)    (4.4)%
                                         --------   -------  -------- --------   -----------  -------  --------  --------
Operating income............................1,433     25.8%     2,536    51.3%         3,462    28.7%     4,085     43.1%
Interest expense on finance receivables.. (2,303)   (41.4)%   (1,224)  (24.8)%       (4,424)  (36.6)%   (2,321)   (24.5)%
                                         --------   -------  --------  -------       -------  -------  --------   -------
Net income (loss)........................$  (870)   (15.6)%   $ 1,312    26.5%    $    (962)    (7.9)% $  1,764     18.6%
                                         ========  ========   ======= ========    ==================== ========  ========

(a) Includes intercompany revenues from First Choice Auto Finance, Inc. ("FCAF") of $70 and $2,304 for the quarters ended 1999 and 1998, respectively, and $1,703 and $2,704 for the six months ended June 30, 1999 and 1998, respectively.

Income on finance receivables increased to $5.6 million for the three months ended June 30, 1999 from $4.9 million for the same period in 1998. The increase reflects the increase in the average net finance receivables outstanding to $77.4 million for the three months ended June 30, 1999 from $47.9 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

Income on finance receivables increased to $12.1 million for the six months ended June 30, 1999 from $9.5 million for the same period in 1998. The increase reflects the increase in the average net finance receivables outstanding to $73.1 million for the six months ended June 30, 1999 from $43.2 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and any earned interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended June 30, 1999 was $3.7 million compared to $2.7 million for the same period in 1998. The provision for credit losses for the six months ended June 30, 1999 was $7.5 million compared to $4.9 million for the same six-month period in 1998. The increase reflects the growth in the amount of finance receivables outstanding.

Interest expense increased to $2.3 million for the three months ended June 30, 1999 from $1.2 million for the same period in 1998. This increase is a result of the higher level of finance receivables which required additional borrowing under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

Interest expense increased to $4.4 million for the six months ended June 30, 1999 from $2.3 million for the same period in 1998. This increase is a result of the higher level of finance receivables which required additional borrowing under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

The net (loss) for the three months ended June 30, 1999 was approximately $(870,000) compared to a net income of approximately $1,312,000 for the same period in 1998. This decrease of approximately $2 million was a result of a higher provision for credit losses as a percentage of income on finance receivables and the additional interest expense on financed receivables.

The net (loss) for the six months ended June 30, 1999 was approximately $(962,000) compared to a net income of approximately $1,764,000 for the same period in 1998. This decrease of approximately $2.7 million was a result of a higher provision for credit losses as a percentage of income on finance receivables of approximately $2.5 million and the additional interest expense of approximately $2.1 million on financed receivables offset by additional interest earned on these receivables of approximately $2.6 million.

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998.

REVENUES. The Company's revenues for the three months ended June 30, 1999 were $22.9 million representing a 5.6% increase over the revenues of $21.6 million in the second quarter of 1998. The increase was the net result of a decline of the Company's used car sales of approximately $1.5 million offset by an increase in revenues of approximately $2.8 million from the Company's receivables portfolio. That decline in used car sales is discussed in the segment information provided above.

COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $14.3 million for the three months ended June 30, 1999 compared to $11.8 million for the same period during 1998, representing an increase of $2.5 million, or 21%. The gross profit margins decreased to 20.9% for the three months ended June 30, 1999, compared to the gross profit margin of 33.2% for the same period in 1998. This decrease in gross margins of approximately $2.4 million is primarily due the increase in the cost of sales resulting from the liquidation of high cost used car inventory during the second quarter of 1999.

The Company's selling, general and administrative expenses (including depreciation and amortization) were $5.2 million for the three months ended June 30, 1999, compared to the selling, general and administrative expenses of $4.6 million for the three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 22.9% for the three months ended June 30, 1999 compared to 21.4% for the three months ended June 30, 1998. The higher amount of these expenses was the result of developing an infrastructure to support planned growth in sales revenue volume that did not materialize. During the second quarter of 1999 the Company has significantly reorganized its management structure and operational activities and believes it has eliminated over $6 million annually from its overhead structure during the second quarter of 1999.

INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $2.4 million for the three months ended June 30, 1999, compared to $2.0 million for the three months ended June 30, 1998, an increase of approximately $400,000 or 16%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables as the portfolio expanded over the prior year.

NET LOSS. The Company's net loss for the three months ended June 30, 1999 of ($2.6) million compared to a net income of approximately $680,000 for the same period of 1998 was due to the combined effect of reduced profit margins in used car sales, increased corporate overhead and increased interest expense discussed above.

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998.

REVENUES. The Company's revenues for the six months ended June 30, 1999 were $51.4 million representing a 7.6% increase over the revenues of $47.8 million in the first quarter of 1998. The increase was the result of an increase in interest earned on the Company's financed receivables portfolio. That growth in the net financed receivables is discussed in the segment information provided above.

COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $31.2 million for the six months ended June 30, 1999 compared to $26.9 million for the same period during 1998, representing an increase of $4.3 million, or 15.9%. The gross profit margins decreased to 24.7% for the six months ended June 30, 1999, compared to the gross profit margin of 33.3% for the same period in 1998. This decrease in gross margins of approximately $3.2 million is primarily due the increase in the cost of sales resulting from the liquidation of high cost used car inventory during the first quarter of 1999.



The Company's selling, general and administrative expenses (including depreciation and amortization) were $12.5 million for the six months ended June 30, 1999, compared to the selling, general and administrative expenses of $10.4 million for the six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 24.3% for the six months ended June 30, 1999 compared to 21.7% for the six months ended June 30, 1998. The higher amount of these expenses was the result of developing an infrastructure to support planned growth in sales revenue volume that did not materialize As stated above the Company has significantly reorganized its management structure and operational activities and believes it has eliminated over $6 million annually from its overhead structure during the second quarter of 1999.

INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $4.7 million for six months ended June 30, 1999, compared to $3.7 million for the six months ended June 30, 1998, an increase of approximately $1.0 million or 27%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables as the portfolio expanded.

NET LOSS. The Company's net loss for the six months ended June 30, 1999 of ($4.4) million compared to a net income of $2.0 for the same period of 1998 was due to the combined effect of reduced profit margins in used car sales, increased corporate overhead and increased interest expense discussed above.


CREDIT LOSSES

GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

The following table reflects activity in the allowance for the six months ended June 30, 1999.

(Dollars in thousands)
Balance, December 31, 1998 .....................   $ 12,158
Provision for credit losses ....................      7,503
Net charge offs ................................     (5,779)
Balance, June 30, 1999 .........................   $ 13,882
Allowance as a percentage of finance receivables      15.1%

The allowance decreased to 15.1% of the outstanding balances as of June 30, 1999 from 15.5% as of December 31, 1998.

NET CHARGE OFFS. The Company's current policy is to charge off finance receivables when they are deemed uncollectible and to fully reserve the principal balance at such time as a finance receivable is delinquent for 180 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus earned but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the six months ended June 30, 1999.

   (Dollars in thousands)
Principal Balances .......   $ 12,789
Collateral recoveries, net     (7,010)
Net charge offs ..........   $  5,779

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

DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reports the balance of delinquent finance receivables as a percentage of total outstanding balances of the Company's finance receivables portfolio as of June 30, 1999.

Aging Percentages:
  Principal balances current ..........     95.5%
  Principal balances 31 days to 60 days      2.8
  Principal balances over 60 days .....      1.7
  Total over 31 days ..................      4.5

The Company is experiencing consistency in its delinquency rate with an aging of its portfolio at June 30, 1999 approximately the same as that reported for the year ended December 31, 1998. This consistency in the aging of the finance receivables portfolio is primarily attributable to the factors discussed in "Net Charge Offs" above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to support increases in finance receivables, car inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources potentially available to the Company include operating cash flow, third-party investors, financial institution borrowings, borrowings against finance receivables and used car inventory.

Net cash provided by operating activities was approximately $10.8 million and $3.1 million for the six months ended June 30, 1999, and 1998, respectively. Net cash provided from operating activities for the six months ended June 30, 1999 primarily reflected the loss from operations adjusted for the non-cash charges for depreciation, amortization, provision of credit losses and the reduction in inventory and an increase in accounts payable. The Company used approximately $3.9 million to expand accounts receivable and inventory during the first half of 1998. Nearly all of the $19.6 million and $24.0 million of cash used by investing activities for the six months ended June 30, 1999 and 1998, respectively, was invested to increase the finance receivables.

Cash provided by financing activities was approximately $7.6 million and $23.7 million during the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and 1998, the Company increased its line of credit borrowing by $8.2 million and $14.5 million, respectively. The Company issued notes payable net of the repayment of the principal on certain notes of approximately $1.6 million and $3.3 million during the six months ended June 30, 1999 and 1998, respectively.

The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the Finova Revolving Facility, the Company may borrow the lesser of $100 million or up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires on December 31, 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's finance receivables. As of June 30, 1999, the principal amount outstanding under the Finova Revolving Facility was $71.9 million up from a balance of $63.7 million at December 31, 1998. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (10.5% as of June 30, 1999). As part of the Finova Revolving Facility, the Company may finance up to $10 million of its used car inventory through Finova Capital Corporation.

During 1998 and 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility"). At June 30, 1999 there was no balance due on the Manheim Facility, which had an outstanding balance of $3.2 million at December 31, 1998. The maximum commitment under the Manheim Facility was $3.75 million. The Manheim Facility was secured by the Company's used car inventory and bore interest at 1.5% over the prime rate. Amounts outstanding were payable on the earlier of the day after a car was sold or 180 days after the floorplan advance.

In January 1999, pursuant to a Subordinated Loan Agreement dated as of January 31, 1999 ("Subordinated Loan Agreement") by and between the Company and High Capital Funding, LLC ("High Cap"), the Company borrowed $2 million. The Company issued 1999 Series A Subordinated Notes ("High Cap Notes") to High Cap and other purchasers in connection with the Subordinated Loan Agreement. The Notes, which mature on January 31, 2000, bear interest on the unpaid principal balance at the rate of 15% per annum, payable monthly in arrears. The interest rate increased to 18% per annum on May 1, 1999 and will increase to 22% per annum on October 1, 1999. The High Cap Notes may be prepaid at any time without permission or penalty.

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

YEAR 2000

At the beginning of the third quarter of 1996, the Company's primary operating system and its peripherals were made Year 2000 compliant. All new computer systems and software installations, including the computer systems of the Company's subsidiaries, are currently Year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems and historical information are or are expected to be in compliance no later than the fourth quarter of 1999. The Company continues to evaluate other computerized equipment to include security systems, fire control systems and power control systems, to determine whether they are Year 2000 compliant. The anticipated expense associated with the year 2000 compliance project will not include additional hardware cost or external staffing. The amounts incurred to date and expected to be incurred in the future, in connection with compliance with Year 2000 are not believed by the Company to be material. The Company is taking into account whether third parties with which the Company has material relationships are Year 2000 compliant. In addition, the Company will develop contingency strategies, as appropriate, in the event the Company encounters a Year 2000 compliance problem in its own, or in a third party vendor's, software applications.

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

Revenues of the discontinued operations were $14.1 million and $12.3 million in the three months ended June 30, 1999 and 1998, respectively and $26.8 million and $24.8 million in the six months ended June 30, 1999 and 1998, respectively. The Company's discontinued operations achieved an income of approximately $59,000 for the three months ended June 30, 1999, which was an decrease from a net income of approximately $644,000 for the same period in 1998. The Company's discontinued operations achieved an income of approximately $210,000 for the six months ended June 30, 1999, which was an decrease from a net income of approximately $956,000 for the same period in 1998.

                           PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Company publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions. The two class action lawsuits have subsequently been consolidated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Described below are the sales of securities by the Company during the first six months of 1999 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

On March 29, 1999, the Company issued 398,560 shares of common stock to Bankers Life Insurance Company and 133,172 shares of common stock to Bankers Credit Insurance Services, Inc. in consideration for the conversion of their notes and accrued interest with the Company.

On May 14, 1999, the Company issued 88,000 shares of common stock to Mr. Albert
S. Klopf in consideration for the conversion of his note in the principal amount of $110,000 with the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 28, 1999, the Company held its 1999 annual meeting of shareholder. At this meeting the shareholders approved the proposal to grant specific stock options of an aggregate 190,000 shares of common stock to certain employees of the Company. For - 4,073,632; against - 491,558; abstain - 20,517.

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

10.8        Mortgage and Security Agreement              Exhibit 10.20 to Post-Effective Amendment No. 2 to Form
            between the Company and Barnett              SB-2 Registration Statement, filed on November 14, 1996,
            Bank, N.A. dated September 30,               File No. 33-96520-A
            1996

10.9        Promissory Note in the amount                Exhibit 10.21 to Post-Effective Amendment No. 2 to Form
            of $2,400,000 from the Company               SB-2 Registration Statement, filed on November 14, 1996,
            in favor of Barnett Bank, N.A.               File No. 33-96520-A.
            dated September 30, 1996.

10.1        Assignment of Loan Documents                 Exhibit 10.10 to Form 10-K filed on April 14, 1998.
            dated November 4, 1997 between
            Barnett Bank, N.A. and The
            Huntington National Bank
             ("Huntington")

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

10.19.1     Guaranty to Finova from the                  Exhibit 4.5 to form 10-Q, filed on May 20, 1997.
            Company dated January 13, 1997.

10.19.2     Guaranty to Finova from SC                   Exhibit 10.19.2 to Form 10-K filed on April 15, 1999.
            Holdings, Inc. dated
            November 9,1998.

10.19.3     Guaranty to Finova from the                  Exhibit 10.19.3 to Form 10-K filed on April 15, 1999.
            Company.

10.2        Eighth Amended and Restated                  Exhibit 10.20 to Form S-1 filed on August 21, 1998, File
            Promissory Note dated March 27,              No. 333-59375
            1998, between FFG, maker, and
            Finova

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

10.28       Loan and Security Agreement                  Exhibit 10.18 to Form 8-K, filed on February 26, 1997.
            between 225 and FCAF dated
            February 14, 1997.

10.29       9% Secured Convertible Note of               Exhibit 10.20 to Form 8-K, filed on February 26, 1997.
            FCAF to 225 and PBF.

10.3        9% Convertible Debenture of SCHI             Exhibit 10.21 to Form 8-K, filed on February 26, 1997.
            to PBF.

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

10.4        Stock Option  Agreement dated                Exhibit 10.40 to Form S-1 filed on August 21, 1998, File
            March 24, 1997 between the                   No. 333-59375.
            Company and Ronald Anderson.

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

10.49       Amended and Restated                         Exhibit 10.20 to Form 10-Q, filed May 20, 1997.
            Registration  Rights Agreement
            dated May 13, 1997.

10.5        Asset  Purchase  Agreement                   Exhibit 10.1 to Form 8-K filed on July 14, 1997.
            dated as of June 27,  1997 among
            the Company, Strata Holding, Inc.,
            Ready Finance, Inc., Donald Cook,
            Marilyn Cook and Madie A.
            Stratemeyer.

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

10.6        Form of Warrant from the Company             Exhibit 10.7 to Form 8-K filed on October 9, 1997.
            to certain buyers represented by
            Promethean Investment Group,
            L.L.C.

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

10.7        Authorized Retailer Agreement                Exhibit 10.70 to Form S-1 filed on August 21, 1998, File
            between Volvo Cars of North                  No. 333-59375.
            America, Inc. and FCS2.

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

10.8        Guaranty dated March 21, 1997                Exhibit  10.10 to Form 8-K filed on March 5, 1998.
            from the Company in favor of
            Manheim Automotive Financial
            Services, Inc.

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

10.9        Lease between Florida Auto                   Exhibit 10.90 to Form S-1 filed on August 21, 1998, File
            Auction of Orlando, Inc. and                 No. 333-59375
            First Choice Auto Finance, Inc.
            dated May 12, 1997, for
            Reconditioning Facility.

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

11.1        Statement re Computation of.                 *
            Earnings Per Share.

27.1        Financial Data Schedule.                     Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.
          (b)     Report on Form 8-K

           None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.

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

  SIGNATURES                     TITLE                                         DATE
/S/ GARY R. SMITH    President and Chief Executive Officer                  August 16, 1999
-----------------
Gary R. Smith

/S/ LARRY KIEM       Vice President Finance and Chief Accounting Officer    August 16, 1999
--------------
Larry Kiem

                                       25