Form 10-Q
period 1999-09-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 1999-11-22
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                           --------------------------

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
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-1469577
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              5200 S. Washington Avenue, Titusville, Florida 32780
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 Yes X      No
                                    ---       ---
Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 22, 1999, 8,328,248 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


               HEADING                                                                             PAGE
               -------                                                                             ----
PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheet - September 30, 1999 and December 31, 1998.................................3
           Statements of Operations - Three and nine months ended September 30, 1999 and 1998.......4
           Statements of Stockholders Equity - Nine months ended September 30, 1999.................5
           Statements of Cash Flows - Nine months ended September 30, 1999 and 1998.................6
           Notes to Consolidated Financial Statements.............................................7-10

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................................10-16

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................16
Item 2.    Changes in Securities...................................................................16
Item 3.    Defaults Upon Senior Securities.........................................................17
Item 4.    Submission of Matters to a Vote of Securities Holders...................................17
Item 5.    Other Information.......................................................................17
Item 6.    Exhibits and Reports on Form 8-K.......................................................17-27

SIGNATURES.........................................................................................28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                                 ------------------   -----------------
                                                                                     (UNAUDITED)
Assets
     Cash and cash equivalents ...............................................      $     220,503      $   1,268,589
     Accounts receivable ......................................................           961,163          1,206,710
     Finance receivables
       Principal balances, net ................................................        92,578,129         79,342,835
       Less: allowance for credit losses ......................................       (16,082,762)       (12,157,569)
                                                                                    -------------      -------------
                                                                                       76,495,367         67,185,266

     Inventories ..............................................................        11,695,213         20,004,600
     Property and equipment, net ..............................................         6,861,301          7,655,324
     Note receivable ..........................................................              --              425,000
     Deferred debt costs, net .................................................           158,579            226,152
     Goodwill, net ............................................................         5,263,056         23,871,080
     Prepaid expenses .........................................................           432,663          1,263,858
     Deposits and other assets ................................................           550,558            485,454
                                                                                    -------------      -------------
                                                                                    $ 102,638,403      $ 123,592,033
                                                                                    =============      =============
Liabilities and Stockholders' Equity
Liabilities:
     Bank overdraft ...........................................................     $   1,093,096      $   3,112,930
     Accounts payable .........................................................         4,108,141          4,746,157
     Accrued expenses .........................................................         6,261,680          3,664,651
     Line of credit, net of discount ..........................................        68,368,419         63,612,433
     Floorplan payable ........................................................        11,540,656          8,701,968
     Capital lease obligations ................................................           687,092            997,916
     Notes payable ............................................................        19,845,734         28,343,479
     Reserve for loss on disposal of discontinued operations ..................         3,909,756               --
     Deferred income ..........................................................           822,360               --
                                                                                    -------------      -------------
Total liabilities .............................................................       116,636,934        113,179,543

Contingent redemption value of common stock put options .......................         1,539,148          1,539,148

Redeemable convertible preferred ..............................................            10,000             10,000

Stockholders' equity:
Preferred stock ...............................................................         5,891,410          5,891,410
Common stock ..................................................................            83,283             66,765
Additional paid in capital ....................................................        31,993,291         30,054,488
Common stock notes receivable .................................................          (115,200)          (115,200)
Accumulated deficit ...........................................................       (53,400,463)       (27,034,112)
                                                                                    -------------      -------------
Total stockholders' equity ....................................................       (15,547,679)         8,863,351
                                                                                    -------------      -------------
 . .............................................................................     $ 102,638,403      $ 123,592,033
                                                                                    =============      =============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                          ------------------------------    ----------------------------
                                                              1999             1998            1999           1998
                                                          -------------     ------------    ------------    ------------
Revenues:
     Sales at used car stores ...........................   $ 14,508,943    $ 23,306,072    $ 55,228,784    $ 63,908,603
     Income on finance receivables ......................      5,416,235       4,967,012      15,807,621      11,617,917
     Income from insurance and training .................         78,676         635,809         401,133       1,061,841
                                                            ------------    ------------    ------------    ------------
     Total revenues .....................................     20,003,854      28,908,893      71,437,538      76,588,361
                                                            ------------    ------------    ------------    ------------
Cost and expenses:
     Costs of sales at used car stores ..................     10,653,343      16,892,001      41,854,237      43,745,213
     Provision for credit losses ........................      6,057,669       3,652,797      13,561,263       8,380,051
     Cost of insurance and training .....................         16,149          16,758          55,262          76,353
     Restructuring charges ..............................      3,413,585            --         3,413,585            --
     Write-off of goodwill ..............................     12,328,918            --        12,328,918            --
     Selling, general and administrative expenses .......      4,823,662       8,407,524      17,361,129      18,694,374
                                                            ------------    ------------    ------------    ------------
      Total costs and expenses ..........................     37,293,326      28,969,080      88,574,394      70,895,991
                                                            ------------    ------------    ------------    ------------
Income from operations ..................................    (17,289,472)        (60,187)    (17,136,856)      5,692,370

Other income (expense):
     Interest expense ...................................     (2,590,553)     (2,293,475)     (7,304,147)     (6,019,896)
     Other income .......................................         29,418         334,181         195,011         577,063
                                                            ------------    ------------    ------------    ------------
                                                              (2,561,135)     (1,959,294)     (7,102,136)     (5,442,833)
                                                            ------------    ------------    ------------    ------------

Net income (loss) from continuing operations ............    (19,850,607)     (2,019,481)    (24,245,992)        249,537

Discontinued operations:
Income from discontinued operations .....................       (630,311)        (74,239)       (420,794)        882,063
Estimated loss on sale of discontinued operations .......       (400,000)           --        (1,200,000)           --
                                                            ------------    ------------    ------------    ------------
                                                              (1,030,311)        (74,239)     (1,620,794)        882,063
                                                            ------------    ------------    ------------    ------------

Net income (loss) .......................................    (20,880,918)     (2,093,720)    (25,866,786)      1,131,600
Preferred Stock dividends ...............................       (140,699)       (173,246)       (499,565)       (337,084)
                                                            ------------    ------------    ------------    ------------
Net income (loss) available to common stock.............    $(21,021,617)   $ (2,266,966)   $(26,366,351)   $    794,516
                                                            ============    ============    ============    ============

Basic income (loss) per common share:
   Continuing operations ................................   $      (2.52)   $      (0.33)   $      (3.37)   $      (0.01)
   Discontinued operations ..............................          (0.13)          (0.01)          (0.22)           0.14
                                                            ------------    ------------    ------------    ------------
                                                            $      (2.65)   $      (0.34)   $      (3.59)   $       0.13
                                                            ============    ============    ============    ============
Diluted income (loss) per common share:
   Continuing operations ................................   $      (2.52)   $      (0.30)   $      (3.37)   $      (0.01)
   Discontinued operations ..............................          (0.13)          (0.01)          (0.22)           0.12
                                                            ------------    ------------    ------------    ------------
                                                            $      (2.65)   $      (0.31)   $      (3.59)   $       0.11
                                                            ============    ============    ============    ============

Weighted average number of common shares and share
equivalents outstanding:
   Basic ................................................      7,919,270       6,578,698       7,333,155       6,056,234
                                                            ============    ============    ============    ============

   Diluted ..............................................      7,919,270       7,430,665       7,333,155       7,033,419
                                                            ============    ============    ============    ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements Of Stockholders' Equity



                                 PREFERRED STOCK         COMMON STOCK
                                ------------------  ----------------------                   COMMON
                                NUMBER                 NUMBER                 ADDITIONAL      STOCK
                                  OF                     OF         PAR        PAID-IN        NOTES      ACCUMULATED
                                SHARES     VALUE       SHARES       VALUE       CAPITAL     RECEIVABLE     DEFICIT        TOTAL
                                ------  ----------  -----------    --------  ------------  -----------  ------------    -----------
BALANCE, December 31, 1998 ..    595    $5,891,410    6,676,545    $ 66,765  $ 30,054,488   $(115,200)  $(27,034,112)   $ 8,863,351
Unaudited:
Issuance of common stock for
     conversion of debt .....     --            --    1,651,703      16,518     1,938,803          --            --       1,955,321

Preferred stock dividends ...     --            --           --          --            --          --       (499,565)      (499,565)

Net loss ....................     --            --           --          --            --          --    (25,866,786)   (25,866,786)
                                ----    ----------  -----------    --------  ------------  ----------   ------------    -----------
BALANCE, September 30, 1999
                  (unaudited)    595    $5,891,410    8,328,248    $ 83,283  $ 31,993,291  $ (115,200)  $(53,400,463)  $(15,547,679)
                                ====    ==========    =========    ========  ============  ==========   ============   =============



See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
Cash flows from operating activities:
   Net income/ (loss) ............................................      $(25,866,786)      $  1,131,600
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for credit losses ................................        13,707,087          8,380,051
      Depreciation and amortization ..............................         1,297,975          1,928,636
      Write-off of goodwill ......................................        12,328,918                 --
      Non-cash restructuring charges .............................         3,413,585
      (Gain) Loss on disposal of property and equipment ..........                --            (43,381)
      Deferred warranty contracts earned .........................          (177,640)                --
      Provision for loss on sale of discontinued operations ......         1,200,000                 --
      Cash provided by (used for):
        Accounts receivable ......................................          (168,127)        (2,012,670)
        Inventory ................................................         6,690,038         (4,200,159)
        Prepaid expenses .........................................            54,113           (956,111)
        Accounts payable .........................................           972,661            704,312
        Accrued expenses and other liabilities ...................           (52,927)        (1,325,322)
                                                                        ------------       ------------
Net cash provided by operating activities ........................        13,398,897          3,606,956
                                                                        ------------       ------------

Cash flows from investing activities:
   Increase in finance receivables ...............................       (22,871,364)       (38,000,242)
   Sale of Subsidiary ............................................        10,570,315                 --
   Proceeds from disposal of property and equipment ..............                --          1,093,381
   (Increase) / decrease in deposits .............................           (31,161)           (54,015)
   (Increase) / decrease in other assets .........................          (242,528)            (1,716)
   Payment of notes receivable ...................................                --             46,280
   Purchase of property and equipment ............................          (382,242)        (1,057,971)
                                                                        ------------       ------------
Net cash used in investing activities ............................       (12,956,980)       (37,974,283)
                                                                        ------------       ------------

Cash flows from financing activities:
   Principal payments on notes payable ...........................        (9,346,595)        (3,628,509)
   Proceeds from issuance of notes payable .......................         2,005,000          6,497,448
   Proceeds from issuance of preferred stock .....................                --          5,891,411
   Proceeds from issuance of common stock ........................                --            394,476
   Proceeds from issuance of convertible debt ....................                --            340,000
   Proceeds from exercise of common stock options and warrants ...                --             46,250
   Proceeds from line of credit borrowings .......................         4,693,861         27,250,000
   Decrease in bank overdraft ....................................        (2,019,834)                --
   Net proceeds (repayment) from floorplan notes payable .........         2,838,688         (1,484,080)
   Proceeds from warranty contracts advance ......................         1,000,000                 --
   Payments of dividends .........................................          (488,116)          (212,864)
   Deferred financing costs ......................................           (10,000)          (727,788)
   Deferred stock offering costs .................................                --           (551,492)
   Proceeds from capital lease obligations .......................                --            403,916
   Payments on capital lease obligations .........................          (163,007)          (309,806)
                                                                        ------------       ------------
Net cash provided by financing activities ........................        (1,490,003)        33,908,962
                                                                        ------------       ------------

Net increase / (decrease) in cash and cash equivalents ...........        (1,048,086)          (458,365)
Cash and cash equivalents at beginning of period .................         1,268,589          1,066,949
                                                                        ------------       ------------

Cash and cash equivalents at end of period .......................      $    220,503       $    608,584
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


Note 2 - Finance Receivables

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of September 30, 1999:

 Contractually scheduled payments............................. $    129,771,030
 Less: unearned finance charges...............................     (38,434,550)
                                                               ----------------
 Principal balances...........................................       91,336,480
 Add: loan origination costs..................................        1,241,649
                                                               ----------------
 Principal balances, net......................................       92,578,129
 Less: allowance for credit losses............................      (16,082,762)
                                                               ----------------
 Principal balances, net...................................... $     76,495,367
                                                               ===============

Note 3 - Presentation of Revenues and Cost of Revenues

The prices at which the Company sells its used cars and the interest rate that it charges to finance these sales take into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the finance receivables originated at the Company as well as a cost of the sales of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit margin in its statement of operations calculated as sales of cars less cost of cars sold.

Note 4 - Deferred Income

Deferred income represents the net value received by the company in 1999 in connection with a long term service protection plan agreement whereby the Company earns a commission on warranty contracts sold in connection with used car sales. Extended warranty coverage is provided by an independent third party.

Note 5 - Earnings (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for 1999 have not been included since their effect would be antidilutive. Potential common shares of 851,967 and 977,185 for the three and nine months ended September 30, 1998, respectively include options, warrants and shares underlying convertible debt.

Note 6 - Supplemental Cash Flow Information

Cash paid for interest during the nine months ended September 30, 1999 and 1998 was $7,188,919 and $5,747,262 respectively.

The Company's non-cash investing and financing activities were as follows:

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           1999              1998
                                                                                      -------------      ------------
   Partial settlement of note receivable and note payable............................     140,000                --
   Common stock issued for conversion of debt and related interest....................  1,955,321         1,336,132
   Exchange of  note payable for Accounts Payable....................................     452,240
   Exchange of note receivable for note payable......................................     140,000                --
   Common stock issued for conversion of preferred stock and accrued dividends..               --         4,592,704
   Common stock issued for settlement of accrued expenses.............................    525,765                --
   Accrual of Preferred Stock dividends..............................................      11,449
   Exchange of inventory for note payable............................................      40,000                --

Note 7 - Segment Information

The following table shows certain financial information by reportable segment as of and for the three and nine months ended September 30, 1999 and 1998 and excludes the operations of the discontinued segments:


                                        Used Car         Financing        Corporate       Discontinued
 THREE MONTHS ENDED SEPT. 30,            STORES          SERVICES         AND OTHER         OPERATIONS        COMBINED
 ----------------------------       --------------      -----------       ---------      --------------       ---------
         1999
         ----
Revenue from external customers      $ 14,508,943      $ 5,416,235          $ 78,676     $         --      $ 20,003,854
Intercompany revenues                          --           69,582                --               --            69,582
Operating income (loss)                   541,852      (1,242,101)      (16,472,420)               --      (17,213,972)
Depreciation and amortization             295,717          165,520           561,207          304,502         1,326,946
Interest expense                          315,388        1,925,180           347,130               --         2,590,553
Identifiable assets                    12,016,871       85,784,083       (6,194,780)       11,032,229       102,638,403
Capital expenditures                       26,468              700             7,222           57,951            92,341

         1998
         ----
Revenue from external customers      $ 23,306,072      $ 4,967,012        $  635,809$              --      $ 28,908,893
Intercompany revenues                          --        1,518,696                --               --         1,518,696
Operating income (loss)               (1,487,659)        (957,499)       (1,838,104)                -       (4,283,262)
Depreciation and amortization             104,070           46,442           248,973           92,198           491,683
Interest expense                          270,088        1,517,496           505,891                -         2,293,475
Identifiable assets                    21,949,287       73,610,813         8,566,240       22,014,272       126,140,612
Capital expenditures                       74,092            3,000            69,076           18,642           164,810


                                        USED CAR         FINANCING        CORPORATE       DISCONTINUED
 NINE MONTHS ENDED SEPTEMBER 30,         STORES          SERVICES         AND OTHER         OPERATIONS        COMBINED
 -------------------------------    --------------      -----------       ---------      --------------       ---------
         1999
         ----
Revenue from external customers      $ 55,228,784     $ 15,807,621         $ 401,133     $         --      $ 71,437,538
Intercompany revenues                          --        1,633,114                --               --         1,633,114
Operating income (loss)                 1,081,471        2,220,429      (20,363,256)               --      (17,061,356)
Depreciation and amortization             200,866          213,739           469,757          368,416           884,362
Interest expense                          366,442        5,655,344         1,291,464               --         7,304,147
Identifiable assets                    12,016,871       85,784,083       (6,194,780)       11,032,229       102,638,403
Capital expenditures                      157,250            5,914            86,918          183,374           433,456

         1998
         ----
Revenue from external customers      $ 63,908,603     $ 11,617,917      $  1,061,841     $         --      $ 76,588,361
Intercompany revenues                          --        4,223,075                --               --         4,223,075
Operating income (loss)                 5,011,337        4,885,200       (4,204,167)                -         5,692,370
Depreciation and amortization             369,809          162,600           817,349          336,130         1,685,888
Interest expense                          447,105        3,891,763         1,681,028                -         6,019,896


Identifiable assets                    21,949,287       73,610,813         8,566,240       22,014,272       126,140,612
Capital expenditures                      537,211          234,682           157,538          128,539         1,057,970

Note 8 - Discontinued Operations

In January 1999, management of the Company made a decision to discontinue the operations of the new car dealerships segment and the Corvette parts and accessories segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold. The new car dealerships segment operated two new car dealerships in Florida. The Corvette parts and accessories segment sold and distributed Corvette parts and accessories throughout the United States, primarily through its catalog.

On August 26, 1999 the Company sold the Corvette parts and accessories segment. The Company received $10,250,000 in cash proceeds that were used primarily to repay two 10% term notes totaling $8.5 million in principal, plus accrued interest. These notes were collateralized by substantially all of the assets as well as all of the issued and outstanding capital stock of Eckler Industries, Inc. The remainder of the proceeds were used by the Company for working capital purposes.

In addition, the Company issued 488,000 shares of its common stock to Stevens Inc. as payment for broker fees due in connection with the sale of the Corvette parts and accessories segment of $610,000. Based on the knowledge, experience and economic strength of Stephens, Inc. the company believes this transaction was exempt from registration with the Commission under section 4(2) of the Securities Act of 1933, as amended.

On November 11, 1999 the Company sold the new car dealerships segment (see note 9 "Subsequent Events"). During the first quarter of 1999, the Company adjusted the original estimated net gain on disposal and recorded an estimated loss on disposal of $800,000. The provision for the estimated loss was necessary due to the lower estimated sales proceeds from the discontinued segments. The Company anticipates that it will be required to recognize an additional loss on the disposal of its discontinued operations as a result of the sale of the new car dealerships segment and has provided an additional $400,000 estimated loss on disposal during the third quarter ending September 30, 1999.

Revenues of the discontinued operations were $8,666,560 and $10,516,624 during the three months ended September 30, 1999 and 1998, respectively and were $35,476,201 and $35,277,358 during the nine months ended September 30, 1999 and 1998, respectively. Consolidated interest that is not attributable to other operations of the Company was allocated to discontinued operations based upon net assets of the discontinued operations to the total net assets of the consolidated Company. The amount of interest allocated to discontinued operations was $338,328 and $134,702 during the three months ended September 30, 1999 and 1998, respectively and was $719,774 and $273,449 during the nine months ended September 30, 1999 and 1998, respectively.

The net assets of the discontinued operations included in the September 30, 1999 consolidated balance sheets consist of the following:

      Cash and cash equivalents............................    $      88,625
      Accounts receivable..................................          500,421
      Inventories..........................................        4,560,590
      Prepaid expenses.....................................           38,644
      Property and equipment, net..........................          597,143
      Goodwill, net........................................        5,258,712
      Other assets.........................................          (11,906)
      Bank Overdraft.......................................          (34,206)
      Accounts payable.....................................         (152,199)
      Accrued expenses.....................................         (291,724)
      Notes payable........................................         (650,639)
      Floor plans payable..................................       (4,501,192)
      Capital lease obligations............................                0
                                                               -------------
      Net assets of discontinued operations................    $   5,402,269
                                                               =============

Note 9 - Restructuring Charges

During the three month period ending September 30, 1999 the Company recorded a restructuring charge to operations in the amount of $3,413,585. This charge included the costs of employee severance, the write-off of certain assets associated with the closure of used car lot locations, estimated loss on the disposition of the company airplane and estimated costs of settlement of outstanding litigation against the Company. The charge-off amounts are:

         Employee severance                 $   710,000
         Litigation costs                     1,185,000
         Airplane disposition                   400,000
         Used car lot closure                   850,000
         Write-off assets                       268,585
         Total Restructuring Charges        $ 3,413,585

Note 10 - Subsequent Events

On October 1, 1999 the Company closed its four West Palm Beach used car lots and its Melbourne location. During the month of November 1999 the company opened a used car lot in Winter Park bringing the total number of used car lots to eleven.

On November 11, 1999 the Company sold the business and selected net assets of First Choice Stuart 1, Inc. d/b/a Stuart Nissan and First Choice Stuart 2, Inc. d/b/a Stuart Volvo to L&J Automotive Investments, Inc d/b/a Oceanside Nissan and Oceanside Motorcars, Inc, d/b/a Oceanside Volvo. These two subsidiaries represented the new car dealership segment of the Company. The Company received $1.3 million in cash proceeds that were used primarily to repay two 10% term notes totaling $591,109 in principal, plus accrued interest. The notes were collateralized by substantially all of the assets of First Choice Stuart 1, Inc. The remainder of the proceeds were used for working capital purposes.

In January 1999, management of the Company made a decision to discontinue the operations of the new car dealerships segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold.

During the nine months ended September 30, 1999, the Company recorded an estimated loss on the disposal of discontinued operations of $1,200,000 (see note 8 "Discontinued Operations").

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

OVERVIEW

Smart Choice Automotive Group, Inc. operates 14 locations in Florida that sell used cars under the "First Choice" brand name. Through Florida Finance Group, Inc. ("FFG"), its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells. Based on the results of operations for the year ended December 31, 1998, the Company began a significant reorganization of its management structure and operational activities. Starting in April of 1999 the Company reduced the number of its store locations from 24 at December 1998 to 14 locations as of September 30, 1999. The financial impact of these actions began to take effect late in the Company's second quarter ended June 30, 1999.

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

USED CAR STORES

                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------           -------------------------------
    (Dollars in thousands)                       1999                1998                  1999               1998
                                                 ----                ----                  ----               ----
   Sales at used car stores.............. $ 14,509   100.0%   $ 23,306  100.0%      $ 55,228  100.0%   $ 63,909   100.0%
   Cost of sales at used car stores(a)...   10,554    72.8%     18,411   79.0%        43,457   78.6%     47,968    75.1%
                                          --------  -------   -------- ------       -------- ------    --------   -----
    Gross profit.........................    3,955    27.2%      4,895   21.0%        11,771   21.3%     15,940    24.9%
   Operating expenses....................    3,413    23.5%      3,679   15.8%        10,690   19.3%     10,929    17.1%
                                          --------  -------   -------- ------       -------- ------    --------   -----
   Operating income.....................  $    542     3.7%   $  1,217    5.2%      $  1,081    2.0%   $  5,011     7.8%
                                          ======== ========   ======== ======       ======== ======    ========   =====

(a) Includes intercompany costs from FFG of $(70) and $1,519 for the quarters ended 1999 and 1998, respectively, and $1,633 and $4,223 for the nine months ended September 30, 1999 and 1998, respectively.

Sales revenue at used car stores decreased to $14.5 million for the three months ended September 30, 1999 compared to $23.3 million for the same period in 1998. The lower sales revenue reflects the sale of 1,440 cars at the average of 14 used car stores that were open during the third quarter of 1999 as compared to the sale of 2,191 cars at the average of 25 used car stores that were open during the third quarter of 1998.

Sales revenue at used car stores decreased to $55,228 for the nine months ended September 30, 1999 compared to $63,909 for the same period in 1998. The sales revenue reflects the sale of 5,617 cars at the average of 19 used car stores that were open during the first nine months of 1999 as compared to the sale of 6,624 cars at the average of 23 used car stores that were open during the first nine months of 1998.

Gross profit declined to $3.9 million during the three months ended September 30, 1999 from $4.9 million during the three months ended September 30, 1998. Excluding intercompany costs, gross profits declined by $2.4 million for the three months ended September 30, 1999 compared to the same period in 1998. Lower gross profit resulted from reduced revenues during the comparative three month period.

Gross profit declined to $11.8 million during the nine months ended September 30, 1999 from $15.9 million during the nine months ended September 30, 1998. Excluding intercompany costs, gross profits declined by $6.8 million for the nine months ended September 30, 1999 compared to the same period in 1998. The lower gross profit resulted from the liquidation of approximately $5 million in high cost used car inventory at below standard margins as the Company reduced its operations as well as reduced revenues during the comparative periods.

FINANCING OF USED CAR SALES

                                             THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------           -------------------------------
                                                 1999                1998                  1999               1998
                                                 ----                ----                  ----               ----

(Dollars in thousands)
Income on finance receivables(a)......   $ 5,347    100.0 % $  6,486   100.0 %     $ 17,441   100.0 %  $ 15,841     100.0%
Provisions for credit losses..........    (6,041)  (113.0)%   (3,653)  (56.3)%      (13,537)  (77.6)%    (8,380)   (52.9)%
Operating expense.....................      (548)  ( 10.2)%   (2,272)  (35.0)%       (1,684)   (9.7)%    (2,576)   (16.3)%
                                         -------  -------    -------   ------      --------  ------    --------    ------
Operating income......................    (1,242)   (23.2)%      561     8.6%         2,220    12.7%      4,885     30.8 %
Interest expense on finance
  receivables                             (2,255)   (42.2)%   (1,432)  (22.2)%       (6,679)  (38.3)%    (3,753)   (23.7)%
                                        --------   ------    -------  ------       --------  ------    --------   ------
Net income (loss).....................  $ (3,497)   (65.4)%  $  (871)  (13.4)%     $ (4,459)  (25.6)%  $  1,132      7.1 %
                                        ========  =======    =======  =======      ========  ======    ========  =======

(a) Includes intercompany revenues from First Choice Auto Finance, Inc. ("FCAF") of $(70) and $1,519 for the quarters ended 1999 and 1998, respectively, and $1,633 and $4,223 for the nine months ended September 30, 1999 and 1998, respectively.

Income on finance receivables decreased to $5.3 million for the three months ended September 30, 1999 from $6.5 million for the same period in 1998. The decrease reflects the decrease in intercompany revenues from First Choice Auto Finance, Inc. Excluding intercompany revenues income on finance receivables increased to $5.4 million for the three months ending September 30, 1999 from $5.0 million for the same period in 1998. This increase resulted from an increase in net finance receivables outstanding to $78.7 million for the three months ended September 30, 1999 from $58.1 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

Income on finance receivables increased to $17.4 million for the nine months ended September 30, 1999 from $15.8 million for the same period in 1998. The increase reflects the increase in the average net finance receivables outstanding to $74.9 million for the nine months ended September 30, 1999 from $48.8 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and any earned interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended September 30, 1999 was $6.0 million compared to $3.7 million for the same period in 1998. The provision for credit losses for the nine months ended September 30, 1999 was $13.5 million compared to $8.4 million for the same nine-month period in 1998. The increase reflects the growth in the amount of finance receivables outstanding. In addition, at September 30, 1999 the Company revised its estimated provision for credit losses from 15.01% of outstanding principal balances to 17.01% of outstanding principal balances based on a current credit loss analysis and increased losses experienced on the portfolio. The charge for this rate increase in the provision for credit losses at September 30, 1999 was $1.8 million. Excluding this increase the provision for credit losses for the three months ended September 30, 1999 was $4.2 million compared to $3.7 million for the same period in 1998 and $11.7 million for the nine months ended September 30, 1999 compared to $8.4 million for the same nine-month period in 1998.

Interest expense increased to $2.3 million for the three months ended September 30, 1999 from $1.4 million for the same period in 1998. This increase is a result of the higher level of finance receivables which required additional borrowing under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

Interest expense increased to $6.7 million for the nine months ended September 30, 1999 from $3.8 million for the same period in 1998. This increase is a result of the higher level of finance receivables which required additional borrowing under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

The net (loss) for the three months ended September 30, 1999 was approximately $(3,497,000) compared to a net (loss) of approximately $(871,000) for the same period in 1998. This decrease of approximately $2.6 million was a result of a higher provision for credit losses as a percentage of income on finance receivables and the additional interest expense on financed receivables.

The net (loss) for the nine months ended September 30, 1999 was approximately $(4,459,000) compared to a net income of approximately $1,132,000 for the same period in 1998. This decrease of approximately $5.6 million was a result of a higher provision for credit losses as a percentage of income on finance receivables of approximately $5.1 million and the additional interest expense of approximately $2.9 million on financed receivables offset by additional interest earned on these receivables of approximately $1.6 million and lower operating expenses of approximately $900,000.

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's revenues for the three months ended September 30, 1999 were $20.0 million representing a 30.8% decrease under the revenues of $28.9 million in the third quarter of 1998. The increase was the net result of a decline of the Company's used car sales of approximately $8.8 million offset by an increase in revenues of approximately $.4 million from the Company's receivables portfolio. That decline in used car sales is discussed in the segment information provided above.

COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $10.6 million for the three months ended September 30, 1999 compared to $16.8 million for the same period during 1998, representing a decrease of $6.2 million, or 37%. The gross profit margins decreased to 26.8% for the three months ended September 30, 1999, compared to the gross profit margin of 27.5% for the same period in 1998. As a result of the decrease in sales volume during the three months ending September 30, 1999 and the decrease in gross profit percentage, gross margin decreased approximately $2.5 million as compared to the same period during 1998.

Excluding restructuring charges the Company's selling, general and administrative expenses (including depreciation and amortization) were $4.8 million for the three months ended September 30, 1999, compared to the selling, general and administrative expenses of $8.4 million for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 24.1% for the three months ended September 30, 1999 compared to

29.1% for the three months ended September 30, 1998. The reduction in these expenses is due to the reorganization begun in the second quarter of 1999. During the second quarter of 1999 the Company significantly reorganized its management structure and operational activities and believes it has eliminated over $6 million annually from its overhead structure. The Company recorded restructuring charges of $3.4 million during the quarter ended September 30, 1999. These charges included the establishment of reserves for the closing of used car sales locations, certain employee termination costs, disposition of the Company's airplane and anticipated costs to settle current litigation against the Company. Additionally the Company recorded a write-off of goodwill in the amount of $12.3 million during the quarter ended September 30, 1999.

INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $2.6 million for the three months ended September 30, 1999, compared to $2.2 million for the three months ended September 30, 1998, an increase of approximately $400,000 or 18%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables as the portfolio expanded over the prior year.

NET LOSS. The Company's net loss for the three months ended September 30, 1999 of ($20.8) million compared to a net loss of approximately ($2.1) million for the same period of 1998 was due to the combined effect of reduced used car sales, increased interest expense and restructuring charges discussed above.

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's revenues for the nine months ended September 30, 1999 were $71.4 million representing a 6.8% decrease over the revenues of $76.6 million in the first quarter of 1998. The decrease was the result of a decrease in used car revenues. That decrease in used car revenues is discussed in the segment information provided above.

COSTS AND EXPENSES. The Company's cost of sales of used cars sold was $41.8 million for the nine months ended September 30, 1999 compared to $43.7 million for the same period during 1998, representing a decrease of $1.9 million, or 4.3%. The gross profit margins decreased to 24.3% for the nine months ended September 30, 1999, compared to the gross profit margin of 31.6% for the same period in 1998. This decrease in gross margins of approximately $6.7 million is primarily due the increase in the cost of sales resulting from the liquidation of high cost used car inventory during the first quarter of 1999.

Excluding restructuring charges the Company's selling, general and administrative expenses (including depreciation and amortization) were $17.4 million for the nine months ended September 30, 1999, compared to the selling, general and administrative expenses of $18.7 million for the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 24.3% for the nine months ended September 30, 1999 compared to 24.4% for the nine months ended September 30, 1998. As stated above the Company has significantly reorganized its management structure and operational activities and believes it has eliminated over $6 million annually from its overhead structure during the second quarter of 1999.

INTEREST EXPENSE AND OTHER INCOME. The Company's interest expense totaled $7.3 million for nine months ended September 30, 1999, compared to $6.0 million for the nine months ended September 30, 1998, an increase of approximately $1.3 million or 21.7%. This resulted primarily from higher outstanding indebtedness needed to finance higher levels of finance receivables as the portfolio expanded.

NET LOSS. The Company's net loss for the nine months ended September 30, 1999 of ($25.9) million compared to net income of $1.1 for the same period of 1998 was due to the combined effect of reduced profit margins in used car sales, increased interest expense and restructuring charges discussed above.

CREDIT LOSSES

GENERAL. The Company has established an allowance to cover anticipated credit losses on the finance receivables currently in its portfolio. The allowance has been established by the recognition in the Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

The following table reflects activity in the allowance for the nine months ended September 30, 1999.

        (Dollars in thousands)
       Balance, December 31, 1998..................................... $ 12,158
       Provision for credit losses....................................   13,561
       Net charge offs................................................   (9,636)
       Balance, September 30, 1999.................................... $ 16,083

       Allowance as a percentage of finance receivables...............     17.6%

The allowance increased to 17.6% of the outstanding balances as of September 30, 1999 from 15.5% as of December 31, 1998.

NET CHARGE OFFS. The Company's current policy is to charge off finance receivables when they are deemed uncollectible and to fully reserve the principal balance at such time as a finance receivable is delinquent for 180 days. The net charge off amount is the principal balance of the finance receivable at the time of the charge off plus earned but unpaid interest, less any recovery. The Company recognizes recoveries in the amount of the wholesale value of repossessions. The following table sets forth information regarding charge off activity for the Company's finance receivables for the nine months ended September 30, 1999.

          (Dollars in thousands)
       Principal Balances............................................. $ 23,236
       Collateral recoveries, net.....................................  (13,600)
       Net charge offs................................................ $  9,636

The Company has experienced an increase in credit losses during the quarter ending September 30, 1999 due to an increase in the rate of anticipated delinquent accounts as well as an increase in uncollectible accounts from loans generated during the high growth period from the second quarter 1998 through the first quarter of 1999.

 DELINQUENCIES. Analysis of delinquency trends is also considered in evaluating the adequacy of the allowance. The following table reports the balance of delinquent finance receivables as a percentage of total outstanding balances of the Company's finance receivables portfolio as of September 30, 1999.
       Aging Percentages:
         Principal balances current......................................95.5%
         Principal balances 31 days to 60 days............................2.8
         Principal balances over 60 days..................................1.0
         Total over 31 days...............................................4.5

The Company is experiencing consistency in its delinquency rate with an aging of its portfolio at September 30, 1999 approximately the same as that reported for the year ended December 31, 1998. This consistency in the aging of the finance receivables portfolio is primarily attributable to the factors discussed in "Net Charge - Offs" above.

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

Net cash provided by operating activities was approximately $13.4 million and $5.4 million for the nine months ended September 30, 1999, and 1998, respectively. Net cash provided from operating activities for the nine months ended September 30, 1999 primarily reflected the loss from operations adjusted for the non-cash charges for depreciation, amortization, provision of credit losses, write-off of goodwill and the reduction in inventory and an increase in accounts payable and accrued expenses. The Company used approximately $8.7 million to expand accounts receivable and inventory during the first nine months of 1998. Approximately $22.9 million and $38.0 million of cash used by investing activities for the nine months ended September 30, 1999 and 1998, respectively, was invested to increase the finance receivables. Approximately $10.6 million was generated by investing activities from the sale of the Corvette parts and accessories segment.

Cash provided by financing activities was approximately $(1.5) million and $33.9 million during the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, the Company increased its line of credit borrowing by $4.7 million and $27.2 million, respectively. The Company repaid notes payable net of the issuance of notes of approximately $7.3 million during the nine months ended September 30, 1999. The Company issued notes payable net of repayment of notes of approximately $3.2 million during the nine months ended September 30, 1998.

The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the Finova Revolving Facility, the Company may borrow the lesser of $100 million or up to 50% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires on December 31, 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving Facility is secured by substantially all of the Company's finance receivables. As of September 30, 1999, the principal amount outstanding under the Finova Revolving Facility was $68.4 million up from a balance of $63.7 million at December 31, 1998. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (10.75% as of September 30, 1999). As part of the Finova Revolving Facility, the Company may finance up to $10 million of its used car inventory through Finova Capital Corporation. As a result of the restructuring charges and the write-off of goodwill recorded during the quarter ending September 30, 1999 the Company is currently in default under the Revolving Facility with Finova.

During 1998 and 1997, the Company financed its used car inventory through a line of credit with Manheim Automotive Financial Services, Inc. (the "Manheim Facility"). At September 30, 1999 there was no balance due on the Manheim Facility, which had an outstanding balance of $3.2 million at December 31, 1998. The maximum commitment under the Manheim Facility was $3.75 million. The Manheim Facility was secured by the Company's used car inventory and bore interest at 1.5% over the prime rate. Amounts outstanding were payable on the earlier of the day after a car was sold or 180 days after the floorplan advance.

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

DISCONTINUED OPERATIONS

In January 1999, management made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus on the Company's continuing operations. It was estimated that the sale of these two segments during 1999 would result in a loss of approximately $800,000. The Corvette parts and accessories segment was sold August 26, 1999 and the new car segment was sold November 11, 1999. Based on the final sales prices and closing costs the estimated loss on the sale of the two segments is now $1,200,000.

Revenues of the discontinued operations were $8.7 million and $10.5 million in the three months ended September 30, 1999 and 1998, respectively and $35.5 million and $35.2 million in the nine months ended September 30, 1999 and 1998, respectively. The Company's discontinued operations resulted in a loss of approximately ($630,000) for the three months ended September 30, 1999, which was an increase from a loss of approximately ($202,000) for the same period in 1998. The Company's discontinued operations resulted in a loss of approximately ($421,000) for the nine months ended September 30, 1999, which was an decrease from a net income of approximately $882,000 for the same period in 1998.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Described below are the sales of securities by the Company during the first nine months of 1999 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

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

On July 20, 1999, the Company issued 32,400 shares of common stock to Mr. John Thatch in consideration for the conversion of his note in the principal amount of $20,000 plus accrued interest with the Company.

On July 20, 1999, the Company issued 283,500 shares of common stock to Mr. Edgar Rosenberry in consideration for the conversion of his note in the principal amount of $280,000 plus accrued interest with the Company.

On August 26, 1999 the Company issued 488,000 shares of common stock to Stephens, Inc. in consideration for fees incurred by the Company.

On September 20, 1999 the Company issued 34,015 shares of common stock to DeFalco Advertising in consideration for liabilities incurred by the Company.

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

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

EXHIBIT
NO.      EXHIBIT DESCRIPTION                    FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
-------- -------------------                    -----------------------------------------------
2.1      Agreement and Plan of Merger by        Exhibit 2.1 to Form 8-K filed on September 8, 1999
         and among the Company, Eckler
         Industries, Inc., Eckler's Racing
         Bodies, Inc., Eckler Industries LLC
         and Sun Automotive Partners L.P.
         dated August 26, 1999

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

3.2.2    Second Articles of Amendment to        Exhibit 3.1 to Form 8-K filed on October 9, 1997.
         Articles of Incorporation

3.2.3    Third Articles of Amendment to         Exhibit 3.1 to Form 10-Q filed on May 15, 1998.
         Articles of Incorporation

3.2.4    Fourth Articles of Amendment to        Exhibit 3.2.4 to Form S-1 filed on July 17,1998.
         Articles of Incorporation

3.2.5    Fifth Articles of Amendment to         Exhibit 3.2.5 to Form S-1 filed on July 17, 1998.
         Articles of Incorporation

4.1      Specimen Common Stock                  Exhibit 4.1 to Form 8-A Registration Statement, filed on
         Certificate                            April 16, 1997.

4.2      Specimen of Warrant                    Exhibit 4.2 to Form 8-A Registration Statement, filed on
         Certificate                            April 16, 1997.

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

10.8    Mortgage and Security Agreement         Exhibit 10.20 to Post-Effective Amendment No. 2 to Form
        between the Company and Barnett         SB-2 Registration Statement, filed on November 14, 1996,
        Bank, N.A. dated September 30,          File No. 33-96520-A
              1996.

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

10.14   Merger Agreement between                Exhibit 10.1 to Form 8-K, filed on February 12, 1997.
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

10.36  Executive Employment Agreement           Exhibit 10.36 to Form S-1 filed on August 21, 1998,
       between the Company and Ronald           File No. 333-59375.
       Anderson.

10.36.1Executive Employment Agreement           Exhibit 10.36.2 to Form S-1 filed on August 21, 1998,
       dated February 9, 1998 between           File No. 333-53975.
       the Company and Robert J. Downing.

10.37  Non Qualified Stock Option               Exhibit 10.37 to Form S-1 filed on August 21, 1998,
       Agreement dated March 5, 1997            File No. 333-53975.
       among the Smart Choice Holdings
       Management Trusts (the
       "Management Trusts"), Eckler
       Industries, Inc., and Robert J.
       Abrahams.


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

10.46.1Non-Qualified Stock Option               Exhibit 10.46.1 to Form S-1 filed on August 21, 1998,
       Agreement dated July 29, 1997            File No. 333-59375.
       between the  Company and
      Joseph Alvarez.

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

     10.92    Lease between the Company, Lessor      Exhibit 10.92 to Form 8-K filed on September 8, 1999
              and Eckler Industries LLC, Lessee,
              dated August 26, 1999.

     10.93    Agreement for the sale of the          Filed herewith.
              business and net assets of
              First Choice Stuart 1, Inc. and
              First Choice Stuart 2, Inc. to
              L&J Automotive Investments, Inc.
              and Oceanside Motorcars, Inc.

     11.1     Statement re Computation of.           *
              Earnings Per Share.

     27.1     Financial Data Schedule.               Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

          (b)     Report on Form 8-K

           None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 1999.

                                     SMART CHOICE AUTOMOTIVE GROUP, INC.


                                     By:      /S/ GARY R. SMITH
                                        ----------------------------------
                                        Gary R. Smith
                                        President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURES        TITLE                                    DATE
       ----------        -----                                    ----
/S/ GARY R. SMITH        President and Chief Executive Officer    November 22, 1999
-----------------
Gary R. Smith

/S/ LARRY KIEM           Vice President Finance and Chief Accounting Officer    November 22, 1999
--------------
Larry Kiem
