Form 10-Q
period 2000-01-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-03-16
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2000
                           --------------------------

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

                                 (321) 269-9680
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of February 29, 2000, 48,887,872 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                           HEADING                                                                 PAGE
                           -------                                                                 ----
PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheets - January 31, 2000 and April 30, 1999.....................................3
           Statements of Operations - Three and nine months ended January 31, 2000 and 1999.........4
           Statements of Stockholders' Equity - Nine months ended January 31, 2000..................5
           Statements of Cash Flows - Nine months ended January 31, 2000 and 1999...................6
           Notes to Consolidated Financial Statements..............................................7-9

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................................10-13

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................13
Item 2.    Changes in Securities...................................................................13
Item 3.    Defaults Upon Senior Securities.........................................................14
Item 4.    Submission of Matters to a Vote of Securities Holders...................................14
Item 5.    Other Information.......................................................................14
Item 6.    Exhibits and Reports on Form 8-K........................................................14

SIGNATURES.........................................................................................15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                JANUARY 31, 2000   APRIL 30, 1999
                                                                                ----------------   --------------
                                                                                  (Unaudited)
Assets
     Cash and cash equivalents ...............................................     $    289,412     $     62,832
     Other receivables .......................................................        1,006,074          727,391
     Finance receivables, net ................................................      125,240,130       47,757,350
     Inventories .............................................................       11,741,187        6,770,755
     Property and equipment, net .............................................       10,839,097        3,825,308
     Deferred tax asset, net .................................................          715,950          715,950
     Goodwill, net ...........................................................       15,717,075               --
     Prepaid and other assets ................................................        1,255,167          514,446
                                                                                   ------------     ------------
                                                                                   $166,804,092     $ 60,374,032
                                                                                   ============     ============
Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable and accrued expenses ...................................     $ 12,294,846     $  4,199,718
     Revolving credit facility ...............................................      122,467,006       41,823,680
     Capital lease obligations ...............................................          605,393               --
     Notes payable ...........................................................       11,131,486        4,939,340
     Deferred income tax .....................................................          894,312               --
     Deferred sales tax ......................................................        3,636,081        2,713,914
                                                                                   ------------     ------------
Total liabilities ............................................................      151,029,124       53,676,652

Contingent redemption value of common stock put options ......................        1,539,148               --

Stockholders' equity:
Preferred stock $.01 par value, authorized 5,000,000 shares; 1,469,551 shares
  issued and outstanding at January 31, 2000 .................................           14,696               --
Common stock, $.01par value, authorized 50,000,000 shares, 48,887,872 and
  143,264 shares issued and outstanding at January 31, 2000 and April 30, 1999
  respectively ...............................................................          488,879            1,419
Additional paid in capital ...................................................       13,426,880        7,642,036
Retained earnings (accumulated deficit) ......................................          305,365         (946,075)
                                                                                   ------------     ------------

Total stockholders' equity ...................................................       14,235,820        6,697,380
                                                                                   ------------     ------------

 ..............................................................................     $166,804,092     $ 60,374,032
                                                                                   ============     ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      THREE MONTHS ENDED JANUARY. 31,           NINE MONTHS ENDED JANUARY. 31,
                                                      -------------------------------          --------------------------------
                                                           2000               1999                  2000               1999
                                                      -------------      -------------         -------------      -------------
Revenues:
     Sales ......................................     $  27,287,318      $  13,402,803         $  63,609,595      $  42,975,239
     Income on finance receivables ..............         6,831,645          2,229,995            12,530,997          6,149,320
                                                      -------------      -------------         -------------      -------------

     Total revenues .............................        34,118,963         15,632,798            76,140,592         49,124,559
                                                      -------------      -------------         -------------      -------------
Cost and expenses:
     Costs of sales .............................        17,649,241          9,295,695            41,066,165         29,051,518
     Provision for credit losses ................         5,444,435          2,898,973            11,098,743          7,205,334
     Selling, general and administrative expenses         6,916,103          3,898,861            16,541,731         11,426,252
                                                      -------------      -------------         -------------      -------------

      Total costs and expenses ..................        30,009,779         16,093,529            68,706,639         47,683,104
                                                      -------------      -------------         -------------      -------------
Income (loss) from operations ...................         4,109,184           (460,731)            7,433,953          1,441,455

Other (income) expense:
     Interest expense ...........................         2,959,668          1,287,583             5,780,025          3,537,927
     Other income ...............................          (175,042)          (163,353)             (389,828)          (499,803)
                                                      -------------      -------------         -------------      -------------
                                                          2,784,626          1,124,230             5,390,197          3,038,124
                                                      -------------      -------------         -------------      -------------

Income (loss) before income taxes ...............         1,324,558         (1,584,961)            2,043,756         (1,596,669)

Provision (benefit) for income taxes ............           513,148           (586,056)              792,316           (562,316)
                                                      -------------      -------------         -------------      -------------

Net income (loss) ...............................     $     811,410      $    (998,905)        $   1,251,440      $  (1,034,353)
                                                      =============      =============         =============      =============

Net income (loss) per common share:
   Basic ........................................     $        0.02      $       (6.97)        $        0.08      $       (7.22)
                                                      =============      =============         =============      =============
   Diluted ......................................     $        0.01      $       (6.97)        $        0.02      $       (7.22)
                                                      =============      =============         =============      =============

Weighted average number of common shares
     and share equivalents outstanding:
   Basic ........................................        32,639,669            143,264            16,391,467            143,264
                                                      =============      =============         =============      =============
   Diluted ......................................       131,143,069            143,264            65,643,167            143,264
                                                      =============      =============         =============      =============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                          PREFERRED STOCK            COMMON STOCK
                                    -------------------------   ------------------------
                                                                                                            RETAINED
                                        NUMBER                     NUMBER                    ADDITIONAL     EARNINGS
                                          OF                         OF           PAR         PAID-IN    (ACCUMULATED
                                        SHARES       VALUE         SHARES        VALUE        CAPITAL       DEFICIT)        TOTAL
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, May 1, 1999                         --            --       143,264   $     1,419   $ 7,642,036   $  (946,075)   $ 6,697,380

  Adjustments for recapitalization
     and acquisition (note 1)         1,469,551   $    14,696    48,744,608       487,460     5,784,844            --      6,287,000

  Net income                                 --            --            --            --            --     1,251,440      1,251,440
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, January 31, 2000             1,469,551   $    14,696    48,887,872   $   488,879   $13,426,880   $   305,365    $14,235,820
                                    ===========   ===========   ===========   ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            NINE MONTHS ENDED JANUARY 31,
                                                                           ------------------------------
                                                                                2000              1999
                                                                           ------------      ------------
Cash flows from operating activities:
   Net income (loss) .................................................     $  1,251,440      $ (1,034,353)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Provision for credit losses ....................................       11,098,743         7,205,334
      Depreciation and amortization ..................................          490,751           238,666
      Deferred tax expense (benefit) .................................               --          (536,842)
      Changes in assets and liabilities net of effects of acquisition:
        Accounts receivable ..........................................          408,980           443,655
        Inventory ....................................................          595,142          (457,944)
        Prepaid expenses .............................................          219,694          (306,759)
        Refundable income taxes ......................................               --           546,125
        Accounts payable .............................................       (3,426,685)          301,392
        Deferred sales tax ...........................................          922,168           748,639
        Other ........................................................          848,207           (50,418)
                                                                           ------------      ------------
Net cash provided by operating activities ............................       12,408,440         7,097,495
                                                                           ------------      ------------
Cash flows from investing activities:
   Increase in finance receivables ...................................      (19,646,166)      (18,826,569)
   Net cash acquired in acquisition of Smart Choice ..................        4,513,490                --
   Purchase of property and equipment ................................       (1,665,021)         (723,103)
                                                                           ------------      ------------
Net cash used in investing activities ................................      (16,797,697)      (19,549,672)
                                                                           ------------      ------------
Cash flows from financing activities:
   Principal payments on notes payable ...............................       (1,765,821)         (600,105)
   Proceeds from issuance of notes payable ...........................        1,300,000         1,000,000
   Proceeds from line of credit borrowings ...........................        5,210,001        11,397,590
   Decrease in bank overdraft ........................................         (109,884)               --
   Proceeds from capital lease obligations ...........................          111,323                --
   Payments on capital lease obligations .............................         (129,782)               --
                                                                           ------------      ------------
Net cash provided by financing activities ............................        4,615,837        11,797,485
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents .................          226,580          (654,692)
Cash and cash equivalents at beginning of period .....................           62,832           170,618
                                                                           ------------      ------------

Cash and cash equivalents at end of period ...........................     $    289,412      $   (484,074)
                                                                           ============      ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Recapitalization and acquisition

Effective December 1, 1999, Smart Choice Automotive Group, Inc. ("Smart Choice"or the "Company") acquired the stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "PAACO") in a reverse acquisition in which PAACO 's stockholders acquired voting control of Smart Choice. The acquisition was accomplished through the contribution of all of the outstanding stock of PAACO by Crown Group, Inc. ("Crown"), an 85% majority stockholder, along with all the shares of the minority stockholders, in exchange for 1,203,016 shares of Smart Choice Series E convertible preferred stock. Additionally, Crown purchased 150,000 shares of Smart Choice Series E convertible preferred stock for $3 million in cash and acquired Smart Choice debt with a face value of approximately $4.5 million for $2.3 million in cash. The debt was converted by Crown into 116,535 shares of Smart Choice Series E convertible preferred stock. Upon completing the transaction, Crown, the former majority stockholder in PAACO controlled approximately 70% of the voting rights of the Company.

For financial reporting purposes, PAACO is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as (a) a recapitalization of PAACO (whereby the issued and outstanding stock of PAACO was converted into 1,203,016 shares of Series E convertible preferred stock and (b) the issuance of the securities discussed in the following paragraph by PAACO in exchange for all of the outstanding equity securities of Smart Choice.

Also effective with the merger, Smart Choice and PAACO renegotiated the terms of their line of credit with Finova Capital Corporation. The new terms provide for a total revolving line of credit in the amount of $160 million, a reduction in interest rate to 2.25% over prime and an increase in the advance rate to 85% for Smart Choice and 72% for PAACO on eligible finance receivables and 70% on eligible vehicle inventory. As of January 31, 2000, Smart Choice and PAACO had a net availability under the line of credit of approximately $900,000 and $1.4 million respectively.

The acquisition of Smart Choice was accounted for using the purchase method of accounting. Accordingly, the consideration of $6,287,000 was allocated to the Smart Choice assets and liabilities acquired based on estimated fair values resulting in goodwill of approximately $15.8 million.

The accompanying consolidated financial statements include the results of PAACO for all periods and the results of Smart Choice from the date of acquisition.

The following pro forma financial information for the nine and three months ended January 31, 2000 and January 31, 1999 presents revenue and net earnings given the effect to the acquisition as if it had occurred on May 1, 1999 and May 1, 1998 respectively, after including the impact of adjustments for eliminating interest expense, preferred stock dividends, amortization of goodwill, amortization of interest income resulting from purchase accounting entries and related income tax expense. The unaudited pro forma information is presented only for informative purposes and is not indicative of the results of operations that might have occurred if the transaction had taken place on those dates or of the Company's results of operations for any future period.

                                              NINE MONTHS ENDED JANUARY 31,         THREE MONTHS ENDED JANUARY 31,
                                             -----------------------------     ------------------------------
                                                  2000               1999              2000                1999
                                             -------------      -------------     -------------      --------------
     Revenue                                 $ 126,366,135      $ 127,165,105     $  40,918,683      $   34,819,190
                                             =============      =============     =============      ==============

     Net earnings (loss)                     $ (10,053,887)     $     303,667     $  (4,234,177)     $   (5,464,853)
                                             =============      =============     =============      ==============

     Net income (loss) per common share:
     Basic                                   $        (.21)     $         .01     $        (.09)     $         (.12)
                                             =============      =============     =============      ==============

     Diluted                                 $        (.21)     $         .00     $        (.09)     $         (.12)
                                             =============      =============     =============      ==============

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 1999 was derived from the audited consolidated financial statements of PAACO as of that date but does not include all the information and notes required by generally accepted accounting principles.

Note 3 - Finance Receivables

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables:

                                          JANUARY 31, 2000   APRIL 30, 1999
                                          ----------------   --------------
     Contractually scheduled payments      $ 191,465,265      $  67,769,698
     Less: unearned finance charges          (36,085,981)       (12,425,526)
                                           -------------      -------------
     Principal balances                      155,379,284         55,344,172
     Less: allowance for credit losses       (30,139,154)        (7,586,822)
                                           -------------      -------------
     Principal balances, net               $ 125,240,130      $  47,757,350
                                           =============      =============

A summary of the finance receivables allowance for credit losses is as follows:

                                              NINE MONTHS ENDED JANUARY 31,    THREE MONTHS ENDED JANUARY 31,
                                              -----------------------------    ------------------------------
                                                  2000             1999             2000             1999
                                              ------------     ------------     ------------     ------------
     Beginning balance ...................    $  7,586,822     $  4,727,680     $  9,688,619     $  6,001,422
     Acquisition of Smart Choice..........      21,047,112               --       21,047,112               --
     Provision for credit losses..........      11,098,743        7,205,334        5,444,435        2,898,973
     Net charge offs .....................      (9,593,523)      (4,346,192)      (6,041,012)      (1,310,573)
                                              ------------     ------------     ------------     ------------
     Balance at January 31 ...............    $ 30,139,154     $  7,586,822     $ 30,139,154     $  7,586,822
                                              ============     ============     ============     ============

Note 4 - Property and Equipment

A summary of property and equipment is as follows:

                                                                  JANUARY 31,       APRIL 30,
                                                                     2000             1999
                                                                 ------------     ------------
     Land, building and building improvements ...............    $  7,183,874     $  2,163,747
     Leasehold improvements .................................       1,941,001        1,141,941
     Furniture and equipment ................................       2,799,633        1,277,469
     Less accumulated depreciation and amortization..........      (1,085,411)        (757,849)
                                                                 ------------     ------------

     Property and equipment, net ............................    $ 10,839,097     $  3,825,308
                                                                 ============     ============

Note 5 - Debt

A summary of debt is as follows:

                                                  JANUARY 31,     APRIL 30,
                                                     2000            1999
                                                 ------------    ------------
     Revolving credit facility.................  $122,467,006    $ 41,823,680
     Subordinated notes payable ...............     6,607,176       2,850,000
     Mortgages and other  notes payable .......     4,524,310       2,089,340
     Capital lease obligations ................       605,393              --
                                                 ------------    ------------
                                                 $134,203,885    $ 46,763,020
                                                 ============    ============

Note 6 - Basic and diluted earnings per share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                    THREE MONTHS ENDED JAN. 31,          NINE MONTHS ENDED JAN. 31,
                                                    ---------------------------         ----------------------------
                                                        2000            1999                2000            1999
                                                    ------------    ------------        ------------    ------------
Net income (loss)                                   $    811,410    $   (998,905)       $  1,251,440    $ (1,034,353)
                                                    ============    ============        ============    ============


Weighted-average common shares                        32,639,669         143,264          16,391,467         143,264

Plus: Incremental shares from assumed conversion
      Convertible preferred stock                     97,970,067              --          48,985,033              --
      Warrants                                           533,333              --             266,667              --
                                                    ------------    ------------        ------------    ------------
Dilutive potential common stock                       98,503,400              --          49,251,700              --
                                                    ------------    ------------        ------------    ------------
Adjusted weighted-average shares                     131,143,069         143,264          65,643,167         143,264
                                                    ============    ============        ============    ============
Earnings (loss) per common share:
   Basic                                            $       0.02    $      (6.97)       $       0.08    $      (7.22)
                                                    ============    ============        ============    ============

   Diluted                                          $       0.01    $      (6.97)       $       0.02    $      (7.22)
                                                    ============    ============        ============    ============

Note 7 - Supplemental Cash Flow Information

Cash paid for interest during the nine months ended January 31, 2000 and 1999 was $6,934,365 and $3,660,042, respectively.

The Company had no non-cash investing and financing activities.

Note 8 - Segment Information

The Company sells and finances used vehicles in two major markets in the United States. The Smart Choice market is based in Florida and the PAACO market is based in Texas. The Company's Smart Choice market consists of the Smart Choice operations that were acquired on December 1, 1999. The following table shows certain financial information for each geographical reportable segment as of and for the three and nine months ended January 31, 2000 and 1999:

                                       PAACO         SMART CHOICE
     THREE MONTHS ENDED JAN. 31,       MARKET            MARKET         COMBINED
     ---------------------------   -------------     -------------    -------------
             2000
             ----
     Revenue                       $  20,815,057     $  13,303,906    $  34,118,963
     Operating income                  2,267,848         1,841,336        4,109,184
     Identifiable assets              68,398,555        96,133,104      166,804,092

             1999
             ----
     Revenue                       $  15,632,798     $          --    $  15,632,798
     Operating loss                     (460,731)               --         (460,731)
     Identifiable assets              53,995,640                --       60,374,032

     NINE MONTHS ENDED JAN. 31,
     --------------------------
             2000
             ----
     Revenue                       $  62,836,686     $  13,303,906    $  76,140,592
     Operating income                  5,592,617         1,841,336        7,433,953

             1999
             ----
     Revenue                       $  49,124,559     $          --    $  49,124,559
     Operating income                  1,441,455                --        1,441,455

ITEM NO. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 1.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from that set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-Q, and in the notes to the Company's condensed consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

OVERVIEW

Smart Choice Automotive Group, Inc. sells and finances used vehicles in two major markets in the United States. The Smart Choice market is based in Florida and the PAACO market is based in Texas. Effective December 1, 1999, Smart Choice acquired the stock of Paaco Automotive Group, Inc. ("PAACO") in a reverse acquisition in which PAACO 's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, PAACO is deemed to be the acquiring entity. The interim consolidated financial statements include the results of PAACO from May 1, 1999 through January 31, 2000 and the results of Smart Choice from the date of acquisition (December 1, 1999).

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 1.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 TO THE THREE MONTHS ENDED JANUARY 31, 1999.

Below is a presentation of the operating results for the two geographical business segments of the Company for the three months ended January 31, 2000 and 1999. This table reflects operating results of the Company and the acquisition of Smart Choice, which is included for two months, during the quarter ended January 31, 2000.

                                          THREE MONTHS ENDED JANUARY 31, 2000      THREE MONTHS ENDED JANUARY 31, 1999
                                          -----------------------------------      -----------------------------------
                                                       SMART                                     SMART
 (Dollars in thousands)                     PAACO      CHOICE     CONSOLIDATED       PAACO       CHOICE    CONSOLIDATED
                                          --------    --------    ------------     ---------     ------    ------------
   Sales                                  $ 17,863    $  9,424      $ 27,287        $ 13,403       --       $ 13,403
   Income on finance receivables             3,038       3,794         6,832           2,230       --          2,230
                                          --------    --------      --------        --------     ------     --------
    Total                                   20,901      13,218        34,119          15,633       --         15,633
                                          --------    --------      --------        --------     ------     --------

   Costs of sales                           11,269       6,380        17,649           9,296       --          9,296
   Provision for credit losses               3,099       2,345         5,444           2,899       --          2,899
   Selling, general and administrative       3,966       2,950         6,916           3,899       --          3,899
   Interest expense and other                1,373       1,412         2,785           1,124       --          1,124
                                          --------    --------      --------        --------     ------     --------
    Total                                   19,707      13,087        32,794          17,218       --         17,218
                                          --------    --------      --------        --------     ------     --------

   Income (loss) before taxes             $  1,194    $    131      $  1,325        $ (1,585)      --       $ (1,585)
                                          ========    ========      ========        ========     ======     ========

REVENUES

Sales increased by $13.9 million or 103.7% for the three months ended January 31, 2000 compared to the same period in 1999. The higher sales reflect the addition of 11 Smart Choice used vehicle stores and one PAACO used vehicle store that was added during the third quarter of 2000.

Income on finance receivables increased by $4.6 million or 206.3% for the three months ended January 31, 2000 compared to the same period in 1999. The increase reflects the increase in the net finance receivables outstanding to $155.4 million as of January 31, 2000 from $55.3 million for January 31, 1999. This increase results from the continued growth in the financed vehicle sales and the addition of Smart Choice's portfolio.

COSTS AND EXPENSES

Cost of sales was $17.6 million for the three months ended January 31, 2000 compared to $9.3 million for the same period during 1999, representing an increase of $8.3 million, or 89.2%. The increase in cost of sales is primarily due the acquisition of Smart Choice.

Gross profit margins of 35.3% or $4,074 per car for the three months ended January 31, 2000, compared to the gross profit margin of 30.6% or $3,903 per car for the same period in 1999 an increase of 4.7% or $171 per car. The increase of gross profit margin reflects increased vehicle pricing combined with lower reconditioning and acquisition costs.

The provision for credit losses in the three months ended January 31, 2000 was $5.4 million compared to $2.9 million for the same period in 1999. The provision as a percentage of sales for the three months ended January 31, 2000 was 19.16% compared to 21.4% for the same period during 1999. The provision is based on management's expectations of future credit losses on current sales.

The Company's selling, general and administrative expenses (including depreciation and amortization) were $6.9 million for the three months ended January 31, 2000, compared $3.9 million for the three months ended January 31, 1999. Selling, general and administrative expenses as a percentage of total revenues for 2000 was 20.3% for the three months ended January 31, 1999 compared to 24.8% for the three months ended January 31,1999. The reductions in expenses as a percentage of total revenues were due to cost cutting measures.

INTEREST EXPENSE AND OTHER INCOME

The Company's interest expense totaled $2.9 million for the three months ended January 31, 2000, compared to $1.3 million for the three months ended January 31, 1999, an increase of approximately $1.6 million. The increase is the result of the acquisition of Smart Choice.

NET INCOME

The Company's pre-tax income for the three months ended January 31, 2000 of $1.3 million compared to a net loss of approximately ($1.6) million for the same period of 1999, resulting in an increase of approximately $2.9 million or 181.3%. The combined effects of the addition of Smart Choice resulted in significant increases in used vehicle sales, reduced costs of vehicle sales, and declining operating and interest expense as a percentage of sales as discussed above.

COMPARISON OF THE RESULTS FOR THE NINE MONTHS ENDED JANUARY 31, 2000 TO THE NINE MONTHS ENDED JANUARY 31, 1999.

Below is a presentation of the operating results for the two geographical business segments of the Company for the nine months ended January 31, 2000 and 1999. This table points out the operating results of the acquisition of Smart Choice, which is included for two months, during the nine months ended January 31, 2000.

                                         NINE MONTHS ENDED JANUARY 31, 2000    NINE MONTHS ENDED JANUARY 31, 1999
                                         ----------------------------------    ----------------------------------
                                                      SMART                                 SMART
   (Dollars in thousands)                 PAACO       CHOICE     CONSOLIDATED    PAACO      CHOICE    CONSOLIDATED
                                         --------    --------    ------------  --------     ------    ------------
  Sales                                  $ 54,186    $  9,424      $ 63,610    $ 42,975       --       $ 42,975
  Income on finance receivables             8,737       3,794        12,531       6,149       --          6,149
                                         --------    --------      --------    --------     ------     --------
   Total                                   62,923      13,218        76,141      49,124       --         49,124
                                         --------    --------      --------    --------     ------     --------

  Costs of sales                           34,686       6,380        41,066      29,052       --         29,052
  Provision for credit losses               8,754       2,345        11,099       7,205       --          7,205
  Selling, general and administrative      13,592       2,950        16,542      11,426       --         11,426
  Interest expense and other                3,978       1,412         5,390       3,038       --          3,038
                                         --------    --------      --------    --------     ------     --------
   Total                                   61,010      13,087        74,097      50,721       --         50,721
                                         --------    --------      --------    --------     ------     --------

  Income (loss) before taxes             $  1,913    $    131      $  2,044    $ (1,597)      --       $ (1,597)
                                         ========    ========      ========    ========     ======     ========

REVENUES

Sales increased by $20.6 million or 48.0% for the nine months ended January 31, 2000 compared to the same period in 1999. The higher sales reflect the addition of 11 Smart Choice used vehicle stores and one PAACO used vehicle store that was added during the third quarter of 2000.

Income on finance receivables increased by $6.4 million or 103.8% for the nine months ended January 31, 2000 compared to the same period in 1999. The increase reflects the increase in the net finance receivables outstanding to $155.4 million as of January 31, 2000 from $55.3 million for January 31, 1999. This increase results from the continued growth in the financed vehicle sales and the addition of Smart Choice's portfolio.

COSTS AND EXPENSES

Cost of sales was $41.1 million for the nine months ended January 31, 2000 compared to $29.0 million for the same period during 1999, representing an increase of $12.1 million, or 41.7%. The increase in cost of sales is primarily due to the acquisition of Smart Choice.

Gross profit margins of 35.4% or $4,285 per car for the nine months ended January 31, 2000, compared to the gross profit margin of 32.4% or $3,954 per car for the same period in 1999, resulting in an increase of 3.0% or $331 per car. The increase of gross profit margin reflects increased vehicle pricing combined with lower reconditioning and acquisition costs.

The provision for credit losses in the nine months ended January 31, 2000 was $11.1 million compared to $7.2 million for the same period in 1999. The provision as a percentage of sales for the nine months ended January 31, 2000 was 17.4% compared to 16.8% for the same period during 1999. The increase is the result of the acquisition of Smart Choice and the increase in vehicle sales.

The Company's selling, general and administrative expenses (including depreciation and amortization) were $16.5 million for the nine months ended January 31, 2000, compared to $11.4 million for the nine months ended January 31, 1999. Selling, general and administrative expenses as a percentage of total revenues for 2000 was 21.7% for the nine months ended January 31, 2000 compared to 23.3% for the nine months ended January 31,1999. The reductions in expenses as a percentage of total revenues were due to cost cutting measures.

INTEREST EXPENSE AND OTHER INCOME

The Company's interest expense totaled $5.8 million for the nine months ended January 31, 2000, compared to $3.5 million for the nine months ended January 31, 1999, an increase of approximately $2.3 million or 63.4%.

NET INCOME

The Company's pre-tax income for the nine months ended January 31, 2000 of $2.0 million compared to a net loss of approximately ($1.6) million for the same period of 1999, resulting in an increase of approximately $3.6 million or 228.0%. The combined effects of the addition of Smart Choice market resulted in significant increases in used vehicle sales, reduced costs of vehicle sales, and declining operating and interest expense as a percentage of sales as discussed above.

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

NET CASH PROVIDED BY OPERATING ACTIVITIES was approximately $12.4 million and $7.1 million for the nine months ended January 31, 2000, and 1999, respectively.

CASH FLOWS USED IN INVESTING ACTIVITIES was approximately $16.8 million and $19.5 million for the nine months ended January 31, 2000 and 1999, respectively.

CASH PROVIDED BY FINANCING ACTIVITIES was approximately $4.6 million and $11.8 million during the nine months ended January 31, 2000 and 1999, respectively. During the nine months ended January 31, 2000 and 1999, the Company increased its line of credit borrowing by $5.2 million and $11.4 million, respectively. The Company repaid notes payable net of the issuance of notes of approximately $.5 million during the nine months ended January 31, 2000 and issued notes payable net of repayment of notes of approximately $.4 million during the nine months ended January 31, 1999, respectively.

The Company has borrowed, and will continue to borrow, substantial amounts to fund its used vehicle sales and financing operations. The Company maintains two separate credit agreements for PAACO and Smart Choice with Finova Capital Corporation under the "Finova Loan and Security Agreement".

Under the Finova Revolving Facility, the Company may borrow the lesser of Revolving Line of $160 million or up to the Advance Rate of the available balance of eligible finance contracts and inventory. The Finova Revolving Facility is secured by all of the Company's finance receivables and used car inventory. The Finova Revolving Facility the bears interest at the prime rate plus 2.25% (11.00% as of January 31, 2000). The interest rate declines to prime rate plus 2.00% after December 1, 2000 and prime rate plus 1.75% after December 1, 2001 through the life of the note. The Finova Revolving Facility expires on November 30, 2004, at which time its renewal will be subject to renegotiation. As of January 31, 2000, the principal amount outstanding under the Finova Revolving Facility and the Inventory Facility was $122.5 million up from a balance of $41.8 million at April 30, 1999. The excess availability of the Company on January 31, 2000 was approximately $2.3 million and as of February 29, 2000 was approximately $6.6 million.

SEASONALITY

Historically, the Company's used vehicle business has experienced higher revenues in the first two quarters of the calendar year than in the latter half of the year. Management believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive income tax refunds during the first half of the year, which are a primary source of down payments on used car purchases.

INFLATION

Increases in inflation generally result in higher interest rates. Higher interest rates on the Company's borrowings would increase the interest expense related to the Company's existing debt. The Company cannot seek to limit this risk by increasing interest rates earned on its finance contracts since the interest charged is at or near the maximum permitted under law. To date, inflation has not had a significant impact on the Company's operations.

ITEM 3. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 10% to 26%. These finance receivables have scheduled maturities from one to 46 months. The majority of the Company's notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Described below are the sales of securities by the Company during the first nine months of 2000 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

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

On December 1, 1999 the Company issued 1,203,016 shares of Series E preferred stock to the stockholders of Paaco Automotive Group, Inc. in a merger with the Company.

On December 1, 1999 the Company issued 21,141,949 shares of common stock to Finova Mezzanine Capital in consideration for the conversion of notes in the principal amount of $7,500,000 plus accrued interest with the Company.

On December 1, 1999 the Company issued 116,535 shares of Series E convertible preferred stock in consideration for the conversion of notes in the principal amount of $4,310,745 plus accrued interest with the Company.

On December 1, 1999 the Company issued 150,000 shares of Series E convertible preferred stock to Crown Group, Inc. in consideration for an investment of $3,000,000.

On December 1, 1999 the Company issued 4,898,505 shares of common stock to Bankers Insurance Company in consideration for an investment of $1,000,000.

On December 1, 1999 the Company issued 13,030,025 shares of common stock in consideration for the conversion of all outstanding preferred stock of the Company as of November 30, 1999 plus accrued dividends.

On December 1, 1999 the Company issued 1,273,611 shares of common stock to Suncoast Auto Brokers, Inc. in consideration for the conversion of notes in the principal amount of $600,000 plus accrued interest with the Company.

On December 1, 1999 the Company issued 215, 534 shares of common stock in consideration for the conversion of accrued interest in the amount of $103,333 with the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 5. OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27.1    Financial Data Schedule (1)

         (b)  Report on Form 8-K

              During the fiscal quarter ended January 31, 2000 the Company filed a report on Form 8-K dated December 8, 1999 (event dated December 1, 1999) respecting the acquisition of Paaco Automotive Group, Inc. as a reverse merger.

              A change in the Company's independent public accountants and the election to change the fiscal reporting year end of the Company from December 31 to April 30.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 1999.

                                      SMART CHOICE AUTOMOTIVE GROUP, INC.


                                      By: /s/ JAMES E. ERNST
                                          -------------------
                                          James E. Ernst
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURES                        TITLE                             DATE
   ----------                        -----                             ----

/s/ JOE CAVALIER    Chief Financial Officer                       March 16, 2000
----------------    (Principal Financial and Accounting Officer)
Joe Cavalier