Form 10-Q/A
period 1999-09-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-05-15
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                           --------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                         Commission file number 1-14082

                                    --------

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                              59-1469577
-------------------------------                               ----------------
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

                              Yes   X          No
                                  -----           ------

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 22, 1999, 8,328,248 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                   Form 10-Q/A

                                TABLE OF CONTENTS

                           HEADING                                                               PAGE
                           -------                                                               ----
PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheet - September 30, 1999 and December 31, 1998.................................3
           Statements of Operations - Three and nine months ended September 30, 1999 and 1998.......4
           Statements of Stockholders' Equity - Nine months ended September 30, 1999................5
           Statements of Cash Flows - Nine months ended September 30, 1999 and 1998.................6
           Notes to Consolidated Financial Statements............................................7-13

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................13-23

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................23
Item 2.    Changes in Securities...................................................................23
Item 3.    Defaults Upon Senior Securities......................................................23-24
Item 4.    Submission of Matters to a Vote of Securities Holders...................................24
Item 5.    Other Information.......................................................................24
Item 6.    Exhibits and Reports on Form 8-K........................................................24

SIGNATURES.........................................................................................25


We are filing this amended Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission. This report continues to speak as of the date of the Original Filing and we have not updated the disclosure in this report to speak to any later date.

PART I

ITEM 1. FINANCIAL STATEMENTS.

              Smart Choice Automotive Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                         SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                         ------------------  -----------------
                                                                            (Unaudited)
Assets
     Cash and cash equivalents ......................................      $     131,878       $     819,993
     Accounts receivable ............................................            460,742             349,417
     Finance receivables
       Principal balances, net ......................................         92,578,129          79,342,835
       Less: allowance for credit losses ............................        (16,082,762)        (12,157,569)
                                                                           -------------       -------------
                                                                              76,495,367          67,185,266

     Inventories ....................................................          7,134,623          13,228,186
     Property and equipment, net ....................................          6,264,158           3,467,637
     Note receivable ................................................                 --             425,000
     Deferred debt costs, net .......................................            158,579             226,152
     Goodwill, net ..................................................              4,344          12,585,005
     Prepaid expenses ...............................................            394,019             303,276
     Deposits and other assets ......................................            562,464             416,574
     Net assets of discontinued operations ..........................          1,492,513          13,828,956
                                                                           -------------       -------------
                                                                           $  93,098,687       $ 112,835,462
                                                                           =============       =============

Liabilities and Stockholders' Equity
Liabilities:
     Bank overdraft .................................................      $   1,058,890       $   3,112,930
     Accounts payable ...............................................          3,955,942           3,340,540
     Accrued expenses ...............................................          5,969,956           3,039,464
     Line of credit, net of discount ................................         68,368,419          63,612,433
     Floorplan payable ..............................................          7,039,464           3,190,739
     Capital lease obligations ......................................            687,092             850,099
     Notes payable ..................................................         19,195,095          25,276,758
     Deferred income ................................................            822,360                  --
                                                                           -------------       -------------
Total liabilities ...................................................        107,097,218         102,422,963

Contingent redemption value of common stock put options .............          1,539,148           1,539,148

Redeemable convertible preferred ....................................             10,000              10,000

Stockholders' equity:
Preferred stock .....................................................          5,891,410           5,891,410
Common stock ........................................................             83,283              66,765
Additional paid in capital ..........................................         31,993,291          30,054,488
Common stock notes receivable .......................................           (115,200)           (115,200)
Accumulated deficit .................................................        (53,400,463)        (27,034,112)
                                                                           -------------       -------------

Total stockholders' equity ..........................................        (15,547,679)          8,863,351
                                                                           -------------       -------------

                                                                           $  93,098,687       $ 112,835,462
                                                                           =============       =============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                       -------------------------------       -------------------------------
                                                           1999               1998               1999               1998
                                                       ------------       ------------       ------------       ------------
Revenues:
     Sales at used car stores ...................      $ 14,508,943       $ 23,306,072       $ 55,228,784       $ 63,908,603
     Income on finance receivables ..............         5,416,235          4,967,012         15,807,621         11,617,917
     Income from insurance and training .........            78,676            635,809            401,133          1,061,841
                                                       ------------       ------------       ------------       ------------
     Total revenues .............................        20,003,854         28,908,893         71,437,538         76,588,361
                                                       ------------       ------------       ------------       ------------
Cost and expenses:
     Costs of sales at used car stores ..........        10,653,343         16,892,001         41,854,237         43,745,213
     Provision for credit losses ................         6,057,669          3,652,797         13,561,263          8,380,051
     Cost of insurance and training .............            16,149             16,758             55,262             76,353
     Restructuring charges ......................         2,228,585                 --          2,228,585                 --
     Write-off of goodwill ......................        12,328,918                 --         12,328,918                 --
     Selling, general and administrative expenses         6,008,662          8,407,524         18,546,129         18,694,374
                                                       ------------       ------------       ------------       ------------
      Total costs and expenses ..................        37,293,326         28,969,080         88,574,394         70,895,991
                                                       ------------       ------------       ------------       ------------
Income from operations ..........................       (17,289,472)           (60,187)       (17,136,856)         5,692,370

Other income (expense):
     Interest expense ...........................        (2,590,553)        (2,293,475)        (7,304,147)        (6,019,896)
     Other income ...............................            29,418            334,181            195,011            577,063
                                                       ------------       ------------       ------------       ------------
                                                         (2,561,135)        (1,959,294)        (7,102,136)        (5,442,833)
                                                       ------------       ------------       ------------       ------------
Net income (loss) from continuing operations ....       (19,850,607)        (2,019,481)       (24,245,992)           249,537

Discontinued operations:
Income from discontinued operations .............          (630,311)           (74,239)          (420,794)           882,063
Estimated loss on sale of discontinued operations          (400,000)                --         (1,200,000)                --
                                                       ------------       ------------       ------------       ------------
                                                         (1,030,311)           (74,239)        (1,620,794)           882,063
                                                       ------------       ------------       ------------       ------------
Net income (loss) ...............................       (20,880,918)        (2,093,720)       (25,866,786)         1,131,600
Preferred stock dividends .......................          (140,699)          (173,246)          (499,565)          (337,084)
                                                       ------------       ------------       ------------       ------------
Net income (loss) available to common stock .....      $(21,021,617)      $ (2,266,966)      $(26,366,351)      $    794,516
                                                       ============       ============       ============       ============
Basic income (loss) per common share:
   Continuing operations ........................      $      (2.52)      $      (0.33)      $      (3.37)      $      (0.01)
   Discontinued operations ......................             (0.13)             (0.01)             (0.22)              0.14
                                                       ------------       ------------       ------------       ------------
                                                       $      (2.65)      $      (0.34)      $      (3.59)      $       0.13
                                                       ============       ============       ============       ============
Diluted income (loss) per common share:
   Continuing operations ........................      $      (2.52)      $      (0.30)      $      (3.37)      $      (0.01)
   Discontinued operations ......................             (0.13)             (0.01)             (0.22)              0.12
                                                       ------------       ------------       ------------       ------------
                                                       $      (2.65)      $      (0.31)      $      (3.59)      $       0.11
                                                       ============       ============       ============       ============

Weighted average number of common shares
     and share equivalents outstanding:
   Basic ........................................         7,919,270          6,578,698          7,333,155          6,056,234
                                                       ============       ============       ============       ============
   Diluted ......................................         7,919,270          7,430,665          7,333,155          7,033,419
                                                       ============       ============       ============       ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)


                                      PREFERRED STOCK       COMMON STOCK
                                    ------------------   ------------------                 COMMON
                                    NUMBER                NUMBER              ADDITIONAL     STOCK
                                      OF                    OF        PAR      PAID-IN       NOTES      ACCUMULATED
                                    SHARES    VALUE       SHARES     VALUE     CAPITAL     RECEIVABLE     DEFICIT         TOTAL
                                    ------  ----------   ---------  -------  ------------  ----------   ------------   ------------
BALANCE, December 31, 1998 ......      595  $5,891,410   6,676,545  $66,765  $ 30,054,488  $ (115,200)  $(27,034,112)  $  8,863,351

Issuance of common stock for
     conversion of debt .........       --          --   1,651,703   16,518     1,938,803          --             --      1,955,321

Preferred stock dividends .......       --          --          --       --            --          --       (499,565)      (499,565)

Net loss ........................       --          --          --       --            --          --    (25,866,786)   (25,866,786)
                                    ------  ----------   ---------  -------  ------------  ----------   ------------   ------------

BALANCE, September 30, 1999 .....      595  $5,891,410   8,328,248  $83,283  $ 31,993,291  $ (115,200)  $(53,400,463)  $(15,547,679)
                                    ======  ==========  ==========  =======  ============  ==========   ============   ============



See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
Cash flows from operating activities:
   Net income/ (loss) ............................................      $(25,866,786)      $  1,131,600
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Provision for credit losses ................................        13,707,087          8,380,051
      Depreciation and amortization ..............................         1,297,975          1,928,636
      Write-off of goodwill ......................................        12,328,918                 --
      Non-cash litigation costs reserved .........................         1,185,000                 --
      Non-cash restructuring charges .............................         2,228,585                 --
      (Gain) Loss on disposal of property and equipment ..........                --            (43,381)
      Deferred warranty contracts earned .........................          (177,640)                --
      Provision for loss on sale of discontinued operations ......         1,200,000                 --
      Cash provided by (used for):
        Accounts receivable ......................................          (168,127)        (2,012,670)
        Inventory ................................................         6,690,038         (4,200,159)
        Prepaid expenses .........................................            54,113           (956,111)
        Accounts payable .........................................           972,661            704,312
        Accrued expenses and other liabilities ...................           (52,927)        (1,325,322)
                                                                        ------------       ------------
Net cash provided by operating activities ........................        13,398,897          3,606,956
                                                                        ------------       ------------

Cash flows from investing activities:
   Increase in finance receivables ...............................       (22,871,364)       (38,000,242)
   Sale of subsidiary ............................................        10,570,315                 --
   Proceeds from disposal of property and equipment ..............                --          1,093,381
   (Increase) / decrease in deposits .............................           (31,161)           (54,015)
   (Increase) / decrease in other assets .........................          (242,528)            (1,716)
   Payment of notes receivable ...................................                --             46,280
   Purchase of property and equipment ............................          (382,242)        (1,057,971)
                                                                        ------------       ------------
Net cash used in investing activities ............................       (12,956,980)       (37,974,283)
                                                                        ------------       ------------

Cash flows from financing activities:
   Principal payments on notes payable ...........................        (9,346,595)        (3,628,509)
   Proceeds from issuance of notes payable .......................         2,005,000          6,497,448
   Proceeds from issuance of preferred stock .....................                --          5,891,411
   Proceeds from issuance of common stock ........................                --            394,476
   Proceeds from issuance of convertible debt ....................                --            340,000
   Proceeds from exercise of common stock options and warrants ...                --             46,250
   Proceeds from line of credit borrowings .......................         4,693,861         27,250,000
   Decrease in bank overdraft ....................................        (2,019,834)                --
   Net proceeds (repayment) from floorplan notes payable .........         2,838,688         (1,484,080)
   Proceeds from warranty contracts advance ......................         1,000,000                 --
   Payments of dividends .........................................          (488,116)          (212,864)
   Deferred financing costs ......................................           (10,000)          (727,788)
   Deferred stock offering costs .................................                --           (551,492)
   Proceeds from capital lease obligations .......................                --            403,916
   Payments on capital lease obligations .........................          (163,007)          (309,806)
                                                                        ------------       ------------
Net cash provided by financing activities ........................        (1,490,003)        33,908,962
                                                                        ------------       ------------

Net increase / (decrease) in cash and cash equivalents ...........        (1,048,086)          (458,365)
Cash and cash equivalents at beginning of period .................         1,268,589          1,066,949
                                                                        ------------       ------------

Cash and cash equivalents at end of period .......................      $    220,503       $    608,584
                                                                        ============       ============

See accompanying notes to consolidated financial statements

              Smart Choice Automotive Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Smart Choice Automotive Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Finance Receivables

The Company's finance receivables ("Finance Receivables" or "Finance Contracts") are automobile retail installment sale contracts originated by the Company on sales of used cars at its automobile dealerships. The following shows the principal balances of the Company's Finance Receivables as of September 30, 1999:

          Contractually scheduled payments .....      $ 129,771,030
          Less: unearned finance charges .......        (38,434,550)
                                                      -------------
          Principal balances ...................         91,336,480
          Add: loan origination costs ..........          1,241,649
                                                      -------------
          Principal balances, net ..............         92,578,129
          Less: allowance for credit losses ....        (16,082,762)
                                                      -------------
          Principal balances, net ..............      $  76,495,367
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

Note 4 - Deferred Income

Deferred income represents the net value received by the Company in 1999 in connection with a long-term service protection plan agreement whereby the Company earns a commission on warranty contracts sold in connection with used car sales. Extended warranty coverage is provided by an independent third party.

Note 5 - Earnings (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. Potential common shares for 1999 have not been included since their effect would be antidilutive. Potential common shares of 851,967 and 977,185 for the three and nine months ended September 30, 1998, respectively, include options, warrants and shares underlying convertible debt.

Note 6 - Supplemental Cash Flow Information

Cash paid for interest during the nine months ended September 30, 1999 and 1998 was $7,188,919 and $5,747,262, respectively.

The Company's non-cash investing and financing activities were as follows:

                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                -------------------------------
                                                                                                     1999            1998
                                                                                                  ----------      ----------
          Common stock issued for conversion of debt and related interest ..................      $1,955,321      $1,336,132
          Exchange of note payable for accounts payable ....................................         452,240
          Exchange of note receivable for note payable .....................................         140,000              --
          Common stock issued for conversion of preferred stock and accrued dividends ......              --       4,592,704
          Common stock issued for settlement of accrued expenses ...........................         525,765              --
          Accrual of preferred stock dividends .............................................          11,449
          Exchange of inventory for note payable ...........................................          40,000              --

Note 7 - Segment Information

The following table shows certain financial information by reportable segment as of and for the three and nine months ended September 30, 1999 and 1998 and excludes the operations of the discontinued segments:

                                        USED CAR          FINANCING           CORPORATE        DISCONTINUED
 THREE MONTHS ENDED SEPT.  30,           STORES           SERVICES            AND OTHER         OPERATIONS           COMBINED
 -----------------------------       -------------      -------------       -------------      ------------        -------------
            1999
            ----
Revenue from external customers      $  14,508,943      $   5,416,235       $      78,676       $          --      $  20,003,854
Intercompany revenues                           --             69,582                  --                  --             69,582
Operating income (loss)                    511,852         (1,242,101)        (16,559,223)                 --        (17,289,472)
Depreciation and amortization               65,498             81,125             138,295             127,800            412,718
Interest expense                           315,388          1,925,180             347,130                  --          2,590,553
Identifiable assets                     12,016,871         85,784,083          (6,194,780)         11,032,229        102,638,403
Capital expenditures                        26,468                700               7,222              57,951             92,341

            1998
            ----
Revenue from external customers      $  23,306,072      $   4,967,012       $     635,809       $          --      $  28,908,893
Intercompany revenues                           --          1,518,696                  --                  --          1,518,696
Operating income (loss)                  1,216,720            561,197          (1,838,104)                 --            (60,187)
Depreciation and amortization              104,070             46,442             248,973              92,198            491,683
Interest expense                           270,088          1,517,496             505,891                  --          2,293,475
Identifiable assets                     21,949,287         73,610,813           8,566,240          22,014,272        126,140,612
Capital expenditures                        74,092              3,000              69,076              18,642            164,810
                                        USED CAR          FINANCING           CORPORATE        DISCONTINUED
 NINE MONTHS ENDED SEPT.  30,            STORES           SERVICES            AND OTHER         OPERATIONS           COMBINED
 ----------------------------        -------------      -------------       -------------      ------------        -------------
            1999
            ----
Revenue from external customers      $  55,228,784      $  15,807,621      $     401,133       $          --      $  71,437,538
Intercompany revenues                           --          1,633,114                 --                  --          1,633,114
Operating income (loss)                  1,051,471          2,220,429        (20,408,756)                 --        (17,136,856)
Depreciation and amortization              200,866            213,739            469,757             368,416          1,252,778
Interest expense                           366,442          5,655,344          1,291,464                  --          7,304,147
Identifiable assets                     12,016,871         85,784,083         (6,194,780)         11,032,229        102,638,403
Capital expenditures                       157,250              5,914             86,918             183,374            433,456

            1998
            ----
Revenue from external customers      $  63,908,603      $  11,617,917      $   1,061,841       $          --      $  76,588,361
Intercompany revenues                           --          4,223,075                 --                  --          4,223,075
Operating income (loss)                  5,011,337          4,885,200         (4,204,167)                 --          5,692,370
Depreciation and amortization              369,809            162,600            817,349             336,130          1,685,888
Interest expense                           447,105          3,891,763          1,681,028                  --          6,019,896
Identifiable assets                     21,949,287         73,610,813          8,566,240          22,014,272        126,140,612
Capital expenditures                       537,211            234,682            157,538             128,539          1,057,970

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

During the first quarter of 1999, the Company recorded an estimated loss on disposal of discontinued operations of $800,000 based upon its estimates of the proceeds it expected to receive from the sales of the discontinued segments. The estimated loss of $800,000 included an estimated gain on the sale of the Corvette parts and accessories segment of $2,700,000 and an estimated loss on the sale of the new car dealerships of $3,500,000.

On August 26, 1999, the Company sold the Corvette parts and accessories segment. The Company received $10,250,000 in cash proceeds that were used primarily to repay two 10% term notes totaling $8.5 million in principal, plus accrued interest. These notes had been collateralized by substantially all of the Company's assets as well as all of the issued and outstanding capital stock of Eckler Industries, Inc. The Company used the balance of the proceeds for working capital purposes.

In addition, the Company issued 488,000 shares of its common stock to Stephens, Inc. as payment for broker fees of $610,000 due in connection with the sale of the Corvette parts and accessories segment. Based on the knowledge, experience and economic strength of Stephens, Inc., the Company believes that this transaction was exempt from registration under the Securities Act of 1933, as amended, based upon Section 4(2) of that act.

The Company recognized a gain on the sale of the Corvette parts and accessories segment of approximately $2,754,000. At the time of the sale, the Corvette segment had parts and accessories and the related goodwill having book values of $3,277,500 and $5,824,000, respectively, and liabilities of $2,138,500, which were assumed by the purchaser. The Company incurred transaction costs in connection with this transaction of $533,000.

On November 11, 1999, the Company sold selected assets of the new car dealerships segment (see note 11 "Subsequent Events"). The Company received $1,300,000 for the assets of the new car dealerships and retained certain receivables and liabilities. As of September 30, 1999, the Company estimated that it would recognize a loss of approximately $3,900,000 on the disposal of the new car dealerships.

As a result of the sale of the Corvette parts and accessories segment during the third quarter of 1999 and the sale of assets of the new car dealerships on November 11, 1999, the Company updated its estimated loss on the disposition of discontinued operations for the nine months ended September 30, 1999. The Company estimated that it would incur an additional loss on the sale of the new car dealerships of $400,000. The total estimated loss on the disposal of discontinued operations for the nine months ended September 30, 1999 of $1,200,000 reflected the gain on the sale of the Corvette parts and accessories segment of $2,700,000 and an estimated loss on the sale of the new car dealerships of $3,900,000.

Revenues of the discontinued operations were $8,666,560 and $10,516,624 during the three months ended September 30, 1999 and 1998, respectively, and were $35,476,201 and $35,277,358 during the nine months ended September 30, 1999 and 1998, respectively. Consolidated interest that is not attributable to other operations of the Company was allocated to discontinued operations based upon net assets of the discontinued operations to the total net assets of the consolidated Company. The amount of interest allocated to discontinued operations was $338,328 and $134,702 during the three months ended September 30, 1999 and 1998, respectively, and was $719,774 and $273,449 during the nine months ended September 30, 1999 and 1998, respectively.

The net assets of the discontinued operations included in the September 30, 1999 consolidated balance sheets consist of the following:

          Cash and cash equivalents......................................    $    88,625
          Accounts receivable .............................................      500,421
          Inventories .....................................................    4,560,590
          Prepaid expenses ................................................       38,644
          Property and equipment, net .....................................      597,143
          Goodwill, net ...................................................    1,348,956
          Other assets ....................................................      (11,906)
          Bank overdraft ..................................................      (34,206)
          Accounts payable ................................................     (152,199)
          Accrued expenses ................................................     (291,724)
          Notes payable ...................................................     (650,639)
          Floor plans payable .............................................   (4,501,192)
                                                                             -----------
          Net assets of discontinued operations...........................   $ 1,492,513
                                                                             ===========

Note 9 - Restructuring Charges and Loss Contingency

During the three-month period ending September 30, 1999, the Company recorded a restructuring charge to operations in the amount of $2,228,585. This charge included the costs of employee severance, the write-off of certain assets associated with the closure of used car lot locations and the estimated loss on the disposition of the Company airplane. The restructuring charges are:

         Employee costs and termination benefits                 $    710,000
         Used car lot closure                                         850,000
         Write-off assets                                             268,585
         Airplane disposition                                         400,000
                                                                 ------------
         Total Restructuring Charges                             $  2,228,585
                                                                 ============

During the third quarter of 1999, the Company decided to take additional steps to reduce overhead and operational costs and to eliminate unprofitable retail car lot locations. The restructuring plan included closing three retail used car lots in the West Palm Beach market area, revising the use of one retail used car lot for use for financed receivables processing as well as a reduction in management level staff at the Company headquarters. The restructuring plan provided for the termination of a total of 24 employees. All but one of the identified employees had been terminated as of October 31, 1999. A total of $710,000 in employee costs and termination benefits has been provided for in the restructuring charge and is anticipated to be fully paid out by January 31, 2000. The employees effected by the restructuring include three headquarters management positions, three lot managers and eighteen salespersons and operations positions.

In addition to the charge for employee termination benefits, the Company included in the restructuring charge $850,000 for future lease costs and non-operating costs to be incurred through the remaining lease terms of closed lots and to provide for the transition out of this market.

The Company has written off assets having a net book value of $268,585, which relate primarily to the retail lot locations closed during the third quarter. The assets include leasehold improvements and signage installed at leased locations at which the Company has terminated its lease obligations.

The Company has also decided to terminate its lease obligation for the Company airplane. A charge of $400,000 has been recorded as part of the restructuring charge for the estimated shortfall between the present value of the lease obligation and fair value of the aircraft in the market.

In addition, the Company recorded a charge to general, selling and administrative expenses for estimated costs relating to twenty-three outstanding, threatened, or settled litigation actions against the Company in the amount of $1,185,000. The maximum amount that the Company accrued in the third quarter with respect to any one of the pending, settled, or threatened cases was approximately $160,000. The average amount accrued per case was approximately $51,500. All of the pending cases were filed in 1998 or 1999. Most involve disgruntled former employees. One of the pending cases is the putative class action suit described below. The amount accrued for litigation also includes six threatened cases, two of which involve contract disputes and four of which involve former employees.

During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacities and on behalf of the class of persons who purchased or otherwise acquired the Company's publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 that a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints asserts claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Exchange Act as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions. The two class action lawsuits have subsequently been consolidated.

Prior to the third quarter, the Company had estimated a charge relating to only three pending litigation matters. The Company accrued additional amounts based upon a current assessment of the cases during the third quarter. Of the other twenty cases for which a charge was taken in the third quarter, three were filed in early October 1999. With respect to the remaining cases, prior to the third quarter, none had progressed to the stage where the dollar amount of the losses or probable outcome could be reasonably estimated. The plaintiffs' complaints or threats either did not seek specific damage amounts or the amounts demanded bore no relation to the allegations. Minimal discovery had occurred and only two depositions had been taken, both in the same case and both in or after the third quarter.

During and after the end of the third quarter, the Company entered into court-ordered mediation in four of the pending cases. These mediations provided the Company with the basis for assessing possible outcomes and reserves. With respect to the remaining cases, additional motions were filed and the Company entered into negotiations to resolve the lawsuits and the threats. These discussions and pleadings have allowed the Company to determine probable outcomes and thereby estimate the probable costs associated with each matter.

Note 10 - Goodwill

Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. Goodwill is being amortized over 40 years on a straight-line basis. Goodwill is evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company uses an estimate of the related undiscounted operating income over the remaining life of the goodwill in measuring whether it is recoverable.

Certain events and changes in circumstances occurred during the third quarter 1999 that indicated that the goodwill of certain acquisitions might not be recoverable. During the second quarter of 1999, the Company had made significant reductions in retail car lot locations and overhead costs. In conjunction with these reductions, the Company had analyzed its cash flows and determined that the Company would generate positive cash flows beginning in the third quarter 1999. The Company had concluded that these cash flows would be sufficient to support the amortization of goodwill on a going forward basis and that its assets were not impaired.

During the third quarter it became apparent that the projected level of cash flow had not been achieved and that the Company would continue to incur negative operating results and negative cash flow. Although the Company achieved the cost reductions that it projected, it did not achieve some of the other assumptions. The Company was unable to achieve the assumptions relating to the volume of sales of cars, the level of losses on financed receivables and the level of repossessed cars. Therefore, the Company's gross margins during the third quarter of 1999 were lower than it had projected. The Company did not sell the number of cars that it had assumed that it would sell during the third quarter of 1999 for two reasons. First, the Company's cash flow did not permit the Company to acquire sufficient cars for resale. Second, the resulting lower inventory reduced the interest of potential purchasers in purchasing the remaining cars on the Company's lots. During the second quarter of

1999, the Company had breached the provisions of its revolving loan facility by borrowing at a level in excess of the provisions. The lender had agreed to let the Company try to cure the breach. The Company's efforts to cure the breach were unsuccessful during the third quarter of 1999, however, because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. The lender advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown Group, Inc. ("Crown"). The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 lenders and 16 holders of outstanding shares of preferred stock. The lender advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing. As a result of the Company's failure to achieve the cash flows that it had expected to achieve and its inability to make necessary borrowings and predict the outcome of the negotiations with Crown, the Company determined to reevaluate whether its goodwill relating to continuing operations was impaired.

Approximately $4.5 million of a total of $12.3 million in goodwill remaining at the time the Company reevaluated its goodwill was attributable to the closed lot locations in the West Palm Beach market. The Company determined to write off that goodwill as a result of the closing of those locations. The goodwill amount attributable to the West Palm Beach market was equal to the goodwill recorded at the time of the purchase of those operations during 1997 less amortization recorded through the date of disposition.

The remaining goodwill was tested for impairment at the lowest level of cash flow, the original purchase of lots by company acquisition. The goodwill recorded at the time of the purchase of those lots less amortization recorded through the quarter ending September 30, 1999 was compared to the projected cash flows by lot. Based upon this cash flow analysis, the Company recorded a charge equal to the remaining $7.8 million of goodwill. Although the Company projected continued sales of cars from the continuing operations, such sales would only continue for several months because of the Company's inability to acquire additional cars for sale on those lots.

Note 11 - Subsequent Events

On October 1, 1999 the Company closed its four West Palm Beach used car lots and its Melbourne location. During the month of November 1999, the Company opened a used car lot in Winter Park bringing the total number of used car lots to eleven.

On November 11, 1999, the Company sold the business and selected net assets of First Choice Stuart 1, Inc. d/b/a Stuart Nissan and First Choice Stuart 2, Inc. d/b/a Stuart Volvo to L&J Automotive Investments, Inc. d/b/a Oceanside Nissan and Oceanside Motorcars, Inc, d/b/a Oceanside Volvo. These two subsidiaries had represented the new car dealership segment of the Company. The Company received $1.3 million in cash proceeds that were used primarily to repay two 10% term notes totaling $591,109 in principal, plus accrued interest. The notes were collateralized by substantially all of the assets of First Choice Stuart 1, Inc. The remainder of the proceeds was used for working capital purposes.

In January 1999, management of the Company had made a decision to discontinue the operations of the new car dealerships segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars sold.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-Q, and in the notes to the Company's condensed consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

OVERVIEW

As of November 22, 1999, Smart Choice Automotive Group, Inc. operates 14 locations in Florida that sell used cars under the "First Choice" brand name. Through Florida Finance Group, Inc. ("FFG"), its finance company subsidiary, the Company provides financing for its customers by originating retail automobile installment sales contracts secured by the cars it sells. Based on the results of operations for the year ended December 31, 1998, the Company began a significant reorganization of its management structure and operational activities. Starting in April of 1999 the Company reduced the number of its store locations from 24 at December 1998 to 14 locations for continuing operations as of September 30, 1999.

During August 1999, the Company announced that it had entered into a non-binding letter of intent with Crown of Dallas, Texas. The letter of intent provides for a cash investment by Crown, merger of the Company with one of Crown's subsidiaries, and the conversion of approximately $20 million of outstanding Smart Choice debt and preferred stock into common stock. The completion of the merger would result in Crown owning a majority of the Company's stock. The Company's senior lender and the respective holders of the indebtedness and preferred stock have not yet agreed to the terms of the proposal; consequently, there is no assurance that these transactions can be completed.

The Company is currently in default under the Revolving Facility with Finova. During August 1999, Finova Capital Corporation ("Finova") advised the Company that it was in default on its senior revolving loan facility and that Finova was declaring an acceleration of the indebtedness. The senior revolving loan facility provides financing for used car inventory purchases as well as advances against a percentage of eligible financed receivables. Beginning in May 1999, the Company has been "over advanced" on its advances from the revolving loan facility against eligible inventory and financed receivables under the terms of the financing agreement. The Company continuously and diligently tried to cure the breach, however, but has been unable to do so.

As a result of continued deterioration in the Company's financial condition, Finova advised the Company that it would begin to seek recourse on amounts outstanding under the senior revolving loan facility. Finova advised the Company that it would postpone action against the Company as long as negotiations were progressing with Crown. However, no assurances can be made as to whether the Crown transaction will close, or whether it will close in a manner acceptable to Finova. Amounts due as of September 30, 1999 to Finova were $74,433,325 in principal and $1,344,485 in accrued interest.

Security pledged under the senior revolving loan facility includes, among other assets, all receivables, inventory and bank accounts of the Company's subsidiaries FFG, Liberty Finance Company and First

Choice Auto Finance, Inc. ("FCAF"), all subsidiaries of Smart Choice Automotive Group, Inc. Default remedies for Finova under the senior loan facility include, but are not limited to, all of the rights and remedies under the Uniform Commercial Code, and the right to remove all collateral and to sell or otherwise dispose of all collateral.

During the second quarter of 1999, the Company made significant reductions in retail car lot locations and overhead costs. In conjunction with these reductions, the Company analyzed its cash flows and determined that the Company would generate positive cash flows beginning in the third quarter 1999. During the third quarter it became apparent that the projected level of cash flow had not been achieved and that the Company would continue to incur negative operating results and negative cash flow. Although the Company achieved the cost reductions it projected, it did not achieve some of the other assumptions. The Company was unable to achieve the assumptions relating to the volume of sales of cars, the level of losses on financed receivables and the level of repossessed cars. Therefore, the Company's gross margins during the third quarter of 1999 were lower than it had projected. The Company did not sell the number of cars that it had assumed that it would sell during the third quarter of 1999 for two reasons. First, the Company could not purchase adequate used car inventory due to the Company's cash flow. Second, the resulting lower inventory reduced the interest of potential purchasers in purchasing the remaining cars on the Company's lots. The Company's efforts to cure the breach of its revolving loan facility were unsuccessful during the third quarter of 1999 because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. Finova advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown. The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 debt holders and 16 holders of outstanding shares of preferred stock. The lender advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing

In preparing the quarterly results for the period ended September 30, 1999, the Company determined that its current cash flow would not be sufficient to support operations in the near term as a result of the Company's default on its senior debt and its inability to borrow. The Company is pursuing vigorously the purchase of a controlling interest in the Company by Crown. The anticipated investment by Crown and the planned restructuring of the Company's debt would enable the Company to move forward with a significantly improved financial structure. The Company makes no assurances that the merger will be completed. Should the merger not be completed, the Company would consider other options that may include the filing for reorganization under the protection of the U.S. Bankruptcy court.

RESULTS OF OPERATIONS FROM CONTINUING OPERATIONS

SEGMENT INFORMATION

The Company is comprised of two segments: used car stores and financing of used car sales. The Company's results of operations are most meaningful when analyzed and discussed by segment. The Company also has two other segments that have been discontinued. These segments are discussed separately below under "Discontinued Operations."

USED CAR STORES

                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------      -------------------------------
(Dollars in thousands)                            1999                1998              1999               1998
                                                  ----                ----              ----               ----
Sales at used car stores ...............   $14,509     100.0% $23,306     100.0% $55,228     100.0% $63,909     100.0%
Cost of sales at used car stores(a) ....    10,554      72.8%  18,411      79.0%  43,457      78.6%  47,968      75.1%
                                           -------   -------  -------   -------  -------   -------  -------   -------
Gross profit ..........................      3,955      27.2%   4,895      21.0%  11,771      21.3%  15,940      24.9%
Operating expenses .....................     3,413      23.5%   3,679      15.8%  10,690      19.3%  10,929      17.1%
                                           -------   -------  -------   -------  -------   -------  -------   -------
Operating income .......................   $   542       3.7% $ 1,217       5.2% $ 1,081       2.0% $ 5,011       7.8%
                                           =======   =======  =======   =======  =======   =======  =======   =======

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

Gross profit declined to $3.9 million during the three months ended September 30, 1999 from $4.9 million during the three months ended September 30, 1998. Excluding intercompany costs, gross profits declined by $2.5 million, or 39.0%, for the three months ended September 30, 1999 compared to the same period in 1998. Lower gross profit resulted from reduced revenues during the comparative three-month period.

Gross profit declined to $11.8 million during the nine months ended September 30, 1999 from $15.9 million during the nine months ended September 30, 1998. Excluding intercompany costs, gross profits declined by $6.8 million, or 33.5% for the nine months ended September 30, 1999 compared to the same period in 1998. The lower gross profit resulted from the liquidation of approximately $5 million in high cost used car inventory at below standard margins as the Company reduced its operations as well as reduced revenues during the 1999 periods.

FINANCING OF USED CAR SALES

                                                   THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------           -------------------------------
(Dollars in thousands)                                1999                  1998                  1999                 1998
                                                      ----                  ----                  ----                 ----
Income on finance receivables(a) .........   $  5,347      100.0%  $  6,486      100.0%  $ 17,441      100.0%  $ 15,841      100.0%
Provisions for credit losses .............     (6,041)    (113.0)%   (3,653)     (56.3)%  (13,537)     (77.6)%   (8,380)     (52.9)%
Operating expense ........................       (548)     (10.2)%   (2,272)     (35.0)%   (1,684)      (9.7)%   (2,576)     (16.3)%
                                             --------   --------   --------   --------   --------   --------   --------   --------
Operating income .........................     (1,242)     (23.2)%      561        8.6%     2,220       12.7%     4,885       30.8%
Interest expense on finance receivables ..     (2,255)     (42.2)%   (1,432)     (22.2)%   (6,679)     (38.3)%   (3,753)     (23.7)%
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ........................   $ (3,497)     (65.4)% $   (871)     (13.4)% $ (4,459)     (25.6)% $  1,132        7.1%
                                             ========   ========   ========   ========   ========   ========   ========   ========

(a) Includes intercompany revenues from FCAF of $(70) and $1,519 for the quarters ended 1999 and 1998, respectively, and $1,633 and $4,223 for the nine months ended September 30, 1999 and 1998, respectively.

Income on finance receivables decreased to $5.3 million for the three months ended September 30, 1999 from $6.5 million for the same period in 1998. The decrease reflects the decrease in intercompany revenues from FCAF. Excluding intercompany revenues income on finance receivables increased to $5.4 million for the three months ending September 30, 1999 from $5.0 million for the same period in 1998. This increase resulted from an increase in net finance receivables outstanding to $78.7 million for the three months ended September 30, 1999 from $58.1 million for the same period of 1998. This increase results from the continued growth in the financed sales of used cars.

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

A high percentage of the Company's customers do not make all of their contractually scheduled payments on their finance contracts, requiring the Company to charge off the remaining principal balance and any earned interest, net of recoveries on repossessed cars. The Company maintains on its balance sheet an allowance for credit losses to absorb such losses. To accrue to the allowance, the Company records an expense (the "provision") based upon its estimate of future credit losses on finance receivables originated. The provision for credit losses for the three months ended September 30, 1999 was $6.0 million compared to $3.7 million for the same period in 1998. The provision for credit losses for the nine months ended September 30, 1999 was $13.5 million compared to $8.4 million for the same nine-month period in 1998. The increase reflects the growth in the amount of finance receivables outstanding. In addition, at September 30, 1999 the Company revised its estimated provision for credit losses from 15.01% of outstanding principal balances to 17.01% of outstanding principal balances based on a current credit loss analysis and increased losses experienced on the portfolio. The charge for this rate increase in the provision for credit losses at September 30, 1999 was $1.8 million. Excluding this increase, the provision for credit losses for the three months ended September 30, 1999 was $4.2 million compared to $3.7 million for the same period in 1998 and $11.7 million for the nine months ended September 30, 1999 compared to $8.4 million for the same nine-month period in 1998.

Interest expense increased to $2.3 million for the three months ended September 30, 1999 from $1.4 million for the same period in 1998. This increase is a result of the higher level of finance receivables that required additional borrowings under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

Interest expense increased to $6.7 million for the nine months ended September 30, 1999 from $3.8 million for the same period in 1998. This increase is a result of the higher level of finance receivables that required additional borrowings under the line of credit. The interest rate on borrowed funds was approximately the same for the comparable periods.

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

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's revenues for the three months ended September 30, 1999 were $20.0 million representing a 30.8% decrease from the revenues of $28.9 million in the third quarter of 1998. The decrease was the net result of a decline in the Company's used car sales of approximately $8.8 million offset by an increase in revenues of approximately $.4 million from the Company's receivables portfolio. That decline in used car sales is discussed in the segment information provided above.

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

The Company's selling, general and administrative expenses (including depreciation and amortization) were $6.0 million for the three months ended September 30, 1999, compared to the selling, general and administrative expenses of $8.4 million for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 30.0% for the three months ended September 30, 1999 compared to 29.1% for the three months ended September 30, 1998. The reduction in these expenses is due to the reorganization begun in the second quarter of 1999. During the second quarter of 1999, the Company significantly reorganized its management structure and operational activities. The Company believes it has eliminated over $6 million annually from its overhead structure as a result of payroll-related reductions of approximately $5.8 million and the elimination of the costs related to nine closed locations.

During the third quarter of 1999, the Company decided to take additional steps to reduce overhead and operational costs and to eliminate unprofitable retail car lot locations. The Company recorded restructuring charges of $2.2 million during the quarter ended September 30, 1999 as a result of the adoption of a restructuring plan during the quarter.

The restructuring plan included closing three retail used car lots in the West Palm Beach market area, revising the use of one retail used car lot for use for financed receivables processing and reducing the management level staff at the Company headquarters. The restructuring plan provided for the termination of a total of 24 employees. All but one of the identified employees had been terminated as of October 31, 1999. A total of $710,000 in employee costs and termination benefits were included in the restructuring charge. The Company anticipates that these costs and benefits will be fully paid out by January 31, 2000. The employees affected by the restructuring include three headquarters management positions, three lot managers and eighteen salespersons and operations positions.

In addition to the charge for employee termination benefits, the Company included in the restructuring charge $850,000 for future lease costs and non-operating costs to be incurred through the remaining lease terms of closed lots and to provide for the transition out of this market.

As a part of the restructuring charge, the Company wrote off assets having a net book value of $268,585. These assets, which relate primarily to the retail lot locations closed during the third quarter, include leasehold improvements and signage installed at leased locations where the Company has terminated its lease obligations.

The Company also included within the restructuring charge the costs related to its decision to terminate its lease obligation for the Company airplane. A charge of $400,000 was recorded for the estimated shortfall between the present value of the lease obligation and fair value of the aircraft in the market.

In addition, the Company recorded a charge to selling, general and administrative expenses for estimated costs relating to twenty outstanding, settled or threatened litigation actions against the Company in the amount of $1,185,000. The maximum amount that the Company accrued in the third quarter with respect to any one of the pending, settled, or threatened cases was approximately $160,000. The average amount accrued per case was approximately $51,500.

During the second quarter of 1999, the Company made significant reductions in retail car lot locations and overhead costs. In conjunction with these reductions, the Company analyzed its cash flows and determined that the Company would generate positive cash flows beginning in the third quarter 1999. The Company concluded that these cash flows would be sufficient to support the amortization of goodwill on a going forward basis and therefore it concluded that its assets were not impaired. During the third quarter it became apparent that the projected level of cash flow had not been achieved and that the Company would continue to incur negative operating results and negative cash flow. Although the Company achieved the cost reductions that it had projected, it did not achieve some of the other assumptions. The Company was unable to achieve the assumptions relating to the volume of sales of cars, the level of losses on financed receivables and the level of repossessed cars. Therefore, the Company's gross margins during the third quarter of 1999 were lower than it had projected. The Company did not sell the number of cars that it had assumed that it would sell during the third quarter of 1999 for two reasons. First, the Company could not purchase adequate used car inventory due to the Company's cash flow. Second, the resulting lower inventory reduced the interest of potential purchasers in purchasing the remaining cars on the Company's lots. The Company's efforts to cure the breach of its revolving loan facility were unsuccessful during the third quarter of 1999 because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. Finova advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown. The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 debt holders and 16 holders of outstanding shares of preferred stock. Finova advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing. As a result of the Company's failure to achieve the cash flows that it had expected to achieve and its inability to make necessary borrowings and predict the outcome of the negotiations with Crown, the Company determined to reevaluate whether its goodwill relating to continuing operations was impaired.

Approximately $4.5 million of a total of $12.3 million in goodwill remaining at the time the Company reevaluated its goodwill was attributable to the closed lot locations in the West Palm Beach market. The Company determined to write off that goodwill as a result of the closing of those locations. The goodwill amount attributable to the West Palm Beach market was equal to the goodwill recorded at the time of the purchase of those operations during 1997 less amortization recorded through the date of disposition.

The remaining goodwill was tested for impairment at the lowest level of cash flow, the original purchase of lots by company acquisition. The goodwill recorded at the time of the purchase of those lots less amortization recorded through the quarter ending September 30, 1999 was compared to the projected cash flows by lot. Based upon this cash flow analysis, the Company recorded a charge equal to the remaining $7.8 million of goodwill. Although the Company projected continued sales of cars from the continuing operations, such sales would only continue for several months because of the Company's inability to acquire additional cars for sale on those lots.

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

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

REVENUES. The Company's revenues for the nine months ended September 30, 1999 were $71.4 million representing a 6.8% decrease from the revenues of $76.6 million in the first quarter of 1998. The decrease was the result of a decrease in used car revenues. That decrease in used car revenues is discussed in the segment information provided above.

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

The Company's selling, general and administrative expenses (including depreciation and amortization) were $18.5 million for the nine months ended September 30, 1999, compared to the selling, general and administrative expenses of $18.7 million for the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of total revenues for 1999 was 26.0% for the nine months ended September 30, 1999 compared to 24.4% for the nine months ended September 30, 1998. As stated above the Company has significantly reorganized its management structure and operational activities and believes it has eliminated over $6 million annually from its overhead structure during the second quarter of 1999.

During the third quarter of 1999, the Company decided to take additional steps to reduce overhead and operational costs and to eliminate unprofitable retail car lot locations. The Company recorded restructuring charges of $2.2 million during the quarter ended September 30, 1999 as a result of the adoption of a restructuring plan during that quarter.

The restructuring plan included closing three retail used car lots in the West Palm Beach market area, revising the use of one retail used car lot for financed receivables processing and reducing the management level staff at the Company headquarters. The restructuring plan provided for the termination of a total of 24 employees. All but one of the identified employees had been terminated as of October 31, 1999. A total of $710,000 in employee costs and termination benefits were included in the restructuring charge. The Company anticipates that these costs and benefits will be fully paid out by January 31, 2000. The employees affected by the restructuring include three headquarters management positions, three lot managers and eighteen salespersons and operations positions.

In addition to the charge for employee termination benefits, the Company included in the restructuring charge $850,000 for future lease costs and non-operating costs to be incurred through the remaining lease terms of closed lots and to provide for the transition out of this market.

As a part of the restructuring charge, the Company wrote off assets having a net book value of $268,585. These assets, which relate primarily to the retail lot locations closed during the third quarter, include leasehold improvements and signage installed at leased locations where the Company has terminated its lease obligations.

The Company also included within the restructuring charge the costs related to its decision to terminate its lease obligation for the Company airplane. A charge of $400,000 was recorded for the estimated shortfall between the present value of the lease obligation and fair value of the aircraft in the market.

In addition, the Company recorded a charge to selling, general and administrative expenses for estimated costs relating to twenty-three outstanding, threatened or settled litigation actions against the Company in the amount of $1,185,000. The maximum amount that the Company accrued in the third quarter with respect to any one of the pending, settled, or threatened cases was approximately $160,000. The average amount accrued per case was approximately $51,500.

During the second quarter of 1999, the Company made significant reductions in retail car lot locations and overhead costs. In conjunction with these reductions, the Company analyzed its cash flows and determined that the Company would generate positive cash flows beginning in the third quarter 1999. The Company concluded that these cash flows would be sufficient to support the amortization of goodwill on a going forward basis and therefore it concluded that its assets were not impaired. During the third quarter it became apparent that the projected level of cash flow had not been achieved and that the Company would continue to incur negative operating results and negative cash flow. Although the Company achieved the cost reductions that it had projected, it did not achieve some of the other assumptions. The Company was unable to achieve the assumptions relating to the volume of sales of cars, the level of losses on financed receivables and the level of repossessed cars. Therefore, the Company's gross margins during the third quarter of 1999 were lower than it had projected. The Company did not sell the number of cars that it had assumed that it would sell during the third quarter of 1999 for two reasons. First, the Company could not purchase adequate used car inventory due to the Company's cash flow. Second, the resulting lower inventory reduced the interest of potential purchasers in purchasing the remaining cars on the Company's lots. The Company's efforts to cure the breach of its revolving loan facility were unsuccessful during the third quarter of 1999 because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. Finova advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown. The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 debt holders and 16 holders of outstanding shares of preferred stock. The lender advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing. As a result of the Company's failure to achieve the cash flows that it had expected to achieve and its inability to make necessary borrowings and predict the outcome of the negotiations with Crown, the Company determined to reevaluate whether its goodwill relating to continuing operations was impaired.

Approximately $4.5 million of a total of $12.3 million in goodwill remaining at the time the Company reevaluated its goodwill was attributable to the closed lot locations in the West Palm Beach market. The Company determined to write off that goodwill as a result of the closing of those locations. The goodwill amount attributable to the West Palm Beach market was equal to the goodwill recorded at the time of the purchase of those operations during 1997 less amortization recorded through the date of disposition.

The remaining goodwill was tested for impairment at the lowest level of cash flow, the original purchase of lots by company acquisition. The goodwill recorded at the time of the purchase of those lots less amortization recorded through the quarter ending September 30, 1999 was compared to the projected cash flows by lot. Based upon this cash flow analysis, the Company recorded a charge equal to the remaining $7.8 million of goodwill. Although the Company projected continued sales of cars from the continuing operations, such sales would only continue for several months because of the Company's inability to acquire additional cars for sale on those lots.

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

Company's statements of operations of the provision for credit losses attributed to finance receivables originated by the Company.

The following table reflects activity in the allowance for the nine months ended September 30, 1999.

         (Dollars in thousands)
          Balance, December 31, 1998 ..........................      $ 12,158
          Provision for credit losses .........................        13,561
          Net charge offs .....................................        (9,636)
                                                                     --------
          Balance, September 30, 1999 .........................      $ 16,083
                                                                     ========

          Allowance as a percentage of finance receivables ....          17.6%

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

          (Dollars in thousands)
          Principal balances ..................................      $ 23,236
          Collateral recoveries, net ..........................       (13,600)
                                                                     --------
          Net charge offs .....................................      $  9,636
                                                                     ========

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

         Aging Percentages:
         Principal balances current............................          95.5%
         Principal balances 31 days to 60 days.................           2.8
         Principal balances over 60 days.......................           1.0
         Total over 31 days....................................           4.5

The Company is experiencing consistency in its delinquency rate with an aging of its portfolio at September 30, 1999 approximately the same as that reported for the year ended December 31, 1998. This consistency in the aging of the finance receivables portfolio is primarily attributable to the factors discussed in "Net Charge - Offs" above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to support increases in finance receivables, car inventory, parts and accessories inventory, property and equipment, and working capital for general corporate purposes. Funding sources potentially available to the Company include operating cash flow, third-party investors, financial institution borrowings, borrowings against finance receivables and used car inventory. As described below, the Company is currently in default under the Revolving Facility with Finova. Accordingly, it is unable to borrow against finance receivables and used car inventory, Its future operations are dependent upon a restructuring of its outstanding indebtedness and shares of preferred stock and the negotiation of a capital infusion. Although the Company announced the execution of a non-binding letter of intent regarding the acquisition of the Company by Crown, the Company cannot predict whether such an acquisition will be completed.

Net cash provided by operating activities was approximately $13.4 million and $3.6 million for the nine months ended September 30, 1999, and 1998, respectively. Net cash provided from operating activities for the nine months ended September 30, 1999 primarily reflected the loss from operations adjusted for the non-cash charges for depreciation, amortization, provision of credit losses, write-off of goodwill and the reduction in inventory and an increase in accounts payable and accrued expenses. The Company used approximately $8.7 million to expand accounts receivable and inventory during the first nine months of 1998. Approximately $22.9 million and $38.0 million of cash used by investing activities for the nine months ended September 30, 1999 and 1998, respectively, was invested to increase the finance receivables. Approximately $10.6 million was generated by investing activities from the sale of the Corvette parts and accessories segment.

Cash provided by financing activities was approximately $(1.5) million and $33.9 million during the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, the Company increased its line of credit borrowings by $4.7 million and $27.2 million, respectively. The Company repaid notes payable net of the issuance of notes of approximately $7.3 million during the nine months ended September 30, 1999. The Company issued notes payable net of repayment of notes of approximately $3.2 million during the nine months ended September 30, 1998.

The Company has borrowed substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova to provide funding for finance receivables from used car sales originated by the Company. The revolving facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the revolving facility, the Company may borrow the lesser of $100 million or up to 50% of the gross balance of eligible finance contracts. The revolving facility expires on December 31, 2001, at which time its renewal will be subject to renegotiation. The revolving facility is secured by substantially all of the Company's finance receivables. As of September 30, 1999, the principal amount outstanding under the revolving facility was $68.4 million up from a balance of $63.7 million at December 31, 1998. The revolving facility bears interest at the prime rate plus 2.5% (10.75% as of September 30, 1999). As part of the revolving facility, the Company financed up to $10 million of its used car inventory through Finova.

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

During August 1999 Finova Capital Corporation ("Finova") advised the Company that it was in default on its senior revolving loan facility and that Finova was declaring an acceleration of the indebtedness. The senior revolving loan facility provides financing for used car inventory purchases as well as advances against contractual availability on its finance receivables. Beginning in May 1999, the Company was "over advanced" on its advances from the revolving loan facility against contractual advance rates under the terms of the financing agreement. The Company continuously and diligently pursued to cure the breach, however, but was unable to do so.

The Company's efforts to cure the breach were unsuccessful during the third quarter of 1999 because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. The Lender advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown. The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 debt holders and 16 holders of outstanding shares of preferred stock. The lender advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing. However, no assurances can be made as to whether the Crown transaction will close or, if it closes, whether it will close in a manner acceptable to Finova. Amounts due as of September 30, 1999 to Finova were $74,433,325 in principal and $1,344,485 in accrued interest.

Security pledged under the senior revolving loan facility include, among other assets, all receivables, inventory and bank accounts for Florida Finance Group, Inc., Liberty Finance Company and First Choice Auto Finance, Inc., all subsidiaries of Smart Choice Automotive Group, Inc. Default remedies for Finova under the senior loan facility include, but are not limited to, all of the rights and remedies under the Uniform Commercial Code, right to remove all collateral and to sell or otherwise dispose of all collateral.

In preparing the quarterly results for the period ended September 30, 1999, the Company determined that its current cash flow would not be sufficient to support operations in the near term as a result of the Company's default on its senior debt and its inability to borrow. The Company is pursuing vigorously the purchase of a controlling interest in the Company by Crown. The anticipated investment by Crown and the planned restructuring of the Company's debt will enable the Company to move forward with a significantly improved financial structure. The Company makes no assurances that the merger will be completed. Should the merger not be completed the Company would consider other options that may include the filing for reorganization under the protection of the U.S. Bankruptcy court.

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

YEAR 2000

At the beginning of the third quarter of 1999, the Company's primary operating system and its peripherals were made Year 2000 compliant. All new computer systems and software installations, including the computer systems of the Company's subsidiaries, are currently Year 2000 compliant. All other systems including the Company's local and wide area networks, telephone systems, uninterruptible power supply systems and historical information are or are expected to be in compliance no later than the fourth quarter of 1999. The Company continues to evaluate other computerized equipment to include security systems, fire control systems and power control systems, to determine whether they are Year 2000 compliant. The anticipated expense associated with the year 2000 compliance project will not include additional hardware cost or external staffing. The amounts incurred to date, and expected to be incurred in the future, in connection with compliance with Year 2000 are not believed by the Company to be material. The Company is taking into account whether third parties with which the Company has material relationships are Year 2000 compliant. In addition, the Company will develop contingency strategies, as appropriate, in the event the Company encounters a Year 2000 compliance problem in its own, or in a third party vendor's, software applications.

DISCONTINUED OPERATIONS

In January 1999, management made a decision to discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus on the Company's continuing operations. It was estimated that the sale of these two segments during 1999 would result in a loss of approximately $800,000. The Corvette parts and accessories segment was sold on August 26, 1999 and the new car segment was sold on November 11, 1999. Based on the final sales prices and closing costs the estimated loss on the sale of the two segments is now $1,200,000.

Revenues of the discontinued operations were $8.7 million and $10.5 million in the three months ended September 30, 1999 and 1998, respectively, and $35.5 million and $35.2 million in the nine months ended September 30, 1999 and 1998, respectively. The Company's discontinued operations resulted in a loss of approximately ($630,000) for the three months ended September 30, 1999, which was an increase from a loss of approximately ($202,000) for the same period in 1998. The Company's discontinued operations resulted in a loss of approximately ($421,000) for the nine months ended September 30, 1999, which was an decrease from a net income of approximately $882,000 for the same period in 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacities and on behalf of the class of persons who purchased or otherwise acquired Company publicly-traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999, that a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount at that time. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Exchange Act as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously. The Company cannot predict the ultimate resolution of these actions. The two class action lawsuits have subsequently been consolidated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During August 1999, Finova Capital Corporation ("Finova") advised the Company that it was in default on its senior revolving loan facility and that Finova was declaring an acceleration of the indebtedness. The senior revolving loan facility provides financing for used car inventory purchases as well as advances against contractual availability on its finance receivables. Beginning in May 1999, the Company was "over advanced" on its advances from the revolving loan facility against contractual advance rates under the terms of the financing agreement. The Company continuously and diligently pursued to cure the breach, however, but was unable to do so.

The Company's efforts to cure the breach were unsuccessful during the third quarter of 1999 because of its inability to make enough sales of the remaining cars on its lots, the higher level of losses on financed receivables and the higher level of repossessed cars. In addition, during the third quarter of 1999, the Company defaulted on the payment of interest and principal required by the revolving loan facility. In response to its financial difficulties, the Company began discussions to negotiate a restructuring of all of its indebtedness and a capital infusion. The Lender advised the Company that it would begin to seek recourse on amounts outstanding under the loan facility depending upon its assessment as to the likely success of the Company's efforts to restructure its indebtedness and obtain a capital infusion. In August 1999, the Company announced that it was negotiating an acquisition of the Company by Crown. The Company announced that one of the critical conditions to a satisfactory agreement with Crown was the Company's satisfactory restructuring of its outstanding obligations to approximately 17 debt holders and 16 holders of outstanding shares of preferred stock. The lender advised the Company that it would postpone action against the Company as long as it perceived that the negotiations with Crown were progressing. However, no assurances can be made as to whether the Crown transaction will close in a manner acceptable to Finova. Amounts due as of September 30, 1999 to Finova were $74,433,325 in principal and $1,344,485 in accrued interest.

Security pledged under the senior revolving loan facility include, among other assets, all receivables, inventory and bank accounts for Florida Finance Group, Inc., Liberty Finance Company and First Choice Auto Finance, Inc., all subsidiaries of Smart Choice Automotive Group, Inc. Default remedies for Finova under the senior loan facility include, but are not limited to, all of the rights and remedies under the Uniform Commercial Code and the right to remove all collateral and to sell or otherwise dispose of all collateral.

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

ITEM 5. OTHER INFORMATION.

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits

     EXHIBIT
     NO.      EXHIBIT DESCRIPTION
     -------  -------------------

     2.93     Agreement for the sale of the          Filed herewith.
              business and net assets of
              First Choice Stuart 1, Inc. and
              First Choice Stuart 2, Inc. to
              L&J Automotive Investments, Inc.
              and Oceanside Motorcars, Inc.

     11.1     Statement re Computation of.           *
              Earnings Per Share.

     27.1     Financial Data Schedule.               Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

       (b) Report on Form 8-K

           None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2000.

                                       SMART CHOICE AUTOMOTIVE GROUP, INC.


                                       By: /s/ JAMES E. ERNST
                                           -------------------------------
                                           James E. Ernst
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURES                                    TITLE                                             DATE
       ----------                                    -----                                             ----
/S/ JAMES E. ERNST                          President and Chief Executive Officer                  May 15, 2000
------------------
James E. Ernst

/S/ JOE CAVALIER                            Chief Financial Officer                                May 15, 2000
----------------                            (Principal Financial and Accounting Officer)
Joe Cavalier