Form 10-K/A
period 1998-12-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-05-18
CIK 949091

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR  ENDED          DECEMBER 31, 1998
                                     ---------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER                           1-14082
                       ---------------------------------------------------------


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    FLORIDA                                       59-1469577
       -------------------------------                       ------------------
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

5200 S. WASHINGTON AVENUE, TITUSVILLE, FLORIDA                      32780
----------------------------------------------                    ----------
   (ADDRESS OF  PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                 (407) 269-9680
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)

                 -----------------------------------------------

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

                                  COMMON STOCK
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                    -----------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES      X               NO
     ---------               ---------

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT $8,731,034.00 AS OF APRIL 14, 1999.

         AS OF APRIL 15, 1999, 6,676,545 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

         THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WITH RESPECT TO ITS 1998 ANNUAL MEETING OF SHAREHOLDERS IS INCORPORATED HEREIN BY REFERENCE.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART 1
                                                                            PAGE
                                                                            ----

         Item 1     Business                                                   1

         Item 2     Properties                                                 9

         Item 3     Legal Proceedings                                          9

         Item 4     Submission of Matters to a Vote of Security Holders       10

         Item 4A    Executive Officers of the Registrant                      10

PART II

         Item 5     Market for the Registrant's Common Equity Securities
                    and Related Stockholder Matters                           11

         Item 6     Selected Consolidated Financial Data                      12

         Item 7     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       14

         Item 7A    Quantitative and Qualitative Disclosures about
                    Market Risk                                               34

         Item 8     Consolidated Financial Statements and Supplementary
                    Data                                                      35

         Item 9     Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosures                      35

PART III

         Item 10    Directors and Executive Officers of the Registrant        35

         Item 11    Executive Compensation                                    35

         Item 12    Security Ownership of Certain Beneficial Owners and
                    Management                                                35

         Item 13    Certain Relationships and Related Transactions            35

PART IV

         Item 14    Exhibits, Consolidated Financial Statement Schedules
                    and Reports on Form 8-K                                   36

Appendix A - Report of Independent Certified Public Accountant               F-1

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

         ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                ITEM 4A -- EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                   AGE     POSITION AND OFFICE
----                   ---     -------------------

Robert J. Abrahams     72      Chairman of the Board
Gary R. Smith          46      President, Chief Executive Officer
Ronald W. Anderson     52      Executive Vice President, Chief Operating Officer
Joseph A. Alvarez      43      Executive Vice President and Chief Sales Officer
Robert J. Downing      41      Senior Vice President and Chief Legal Officer

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

                                                             PREDECESSORS                    THE COMPANY
                                                ----------------------------------     ---------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1994         1995         1996         1997         1998
                                                --------     --------     --------     --------     --------
                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sales at used car stores                      $ 26,043     $ 27,521     $ 33,867     $ 35,279     $ 78,227
  Income on finance receivables                    3,194        4,614        5,949        6,899       15,710
  Income from insurance and training                  --           --           --        1,178        1,448
                                                --------     --------     --------     --------     --------

Total Revenues                                    29,237       32,135       39,816       43,356       95,385
Total costs of sales                              21,343       23,531       31,219       30,667       70,692
Selling, general and administrative expenses       5,328        6,725        7,075       17,599       22,739
Compensation expense related to employee
Stock options                                         --           --           --        4,650          216
Restructuring charges                                 --           --           --        2,118           --
Abandoned offering costs                              --           --           --           --        1,063
                                                --------     --------     --------     --------     --------

Income (loss) from operations                      2,566        1,879        1,522      (11,678)       1,738
Interest expense                                  (1,003)      (1,577)      (2,070)      (5,573)      (8,752)
Other income (expense)                                (8)        (452)          --           (5)         777
                                                --------     --------     --------     --------     --------

Net income (loss) from continuing operations       1,555         (150)        (548)     (17,256)      (7,300)
Income (loss) from discontinued operations            (6)          16         (316)      (1,393)         429
                                                --------     --------     --------     --------     --------
Net income (loss)                                  1,549         (134)        (864)     (18,649)      (6,871)
Net income (loss) applicable to common stock       1,549         (134)        (864)     (18,982)      (7,348)

Basic net loss per common share from                  --           --           --     $  (3.90)    $  (1.18)
continuing operations
Weighted average common shares
outstanding during the period                         --           --           --        4,430        6,193

                                                             PREDECESSORS                    THE COMPANY
                                                ----------------------------------     ---------------------
                                                                     AS OF DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1994         1995         1996         1997         1998
                                                --------     --------     --------     --------     --------
                                                                       (In thousands)
BALANCE SHEET DATA:
Finance receivables, net                        $ 11,477     $ 16,399     $ 19,825     $ 33,227     $ 67,185
Inventories                                        3,781        4,899        5,409       15,516       20,005
Total assets                                      21,851       28,569       32,555       89,105      123,592
Total debt                                        14,563       19,760       23,723       69,654      101,656
Redeemable convertible preferred stock                --          477           --        4,942           --
Total stockholders' equity                         4,143        3,503        5,854        1,680        8,863

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

USED CAR STORES

                                                         YEAR ENDED             YEAR ENDED
                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                     -----------------       -----------------
                                                              (Dollars in thousands)
     Sales at used car stores                        $78,227      100.0%     $35,279      100.0%
     Cost of sales at used car stores (a)             62,668       80.1%      27,951       79.2%
                                                     -------    -------      -------    -------
       Gross profit                                   15,559       19.9%       7,328       20.8%
     Operating expenses                               11,148       14.3%       7,256       20.6%
                                                     -------    -------      -------    -------
       Operating income                              $ 4,411        5.6%     $    72         .2%
                                                     =======    =======      =======    =======

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

FINANCING OF USED CAR SALES

                                                         YEAR ENDED             YEAR ENDED
                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                     -----------------       -----------------
                                                              (Dollars in thousands)
     Income on finance receivables(a)                $ 21,144     100.0%    $ 9,209      100.0%
     Provisions for credit losses                     (13,371)    (63.3)%    (4,942)     (53.7)%
     Operating expense                                 (2,840)    (13.4)%    (1,238)     (13.4)%
                                                     --------   -------     -------   --------
       Operating income                                 4,933      23.3%      3,029       32.9%
     Interest expense on finance receivables           (5,629)    (26.6)%    (2,902)     (31.5)%
                                                     --------   -------     -------   --------
       Net income (loss)                             $   (696)     (3.3)%   $   127        1.4%
                                                     ========   =======     =======   ========

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

         During the year ended December 31, 1998, compensation expense of $215,875 was recognized on common stock options granted to directors. During the year ended December 31, 1997, compensation expense of $3,809,826 was recognized on common stock options granted to employees and directors. These options were granted by trusts created by two major stockholders to purchase shares of the Company's common stock owned by the trusts. The trusts will receive the proceeds, if any from the exercise of these options. Additional compensation expense was recognized during 1997 as a result of the issuance of 160,000 shares of common stock by the aforementioned trusts in exchange for stock options for 680,000 shares of common stock relinquished by a former employee. The 160,000 shares were valued at approximately $800,000 based upon the market price at the date of their issuance. Since the stockholders of these trusts were, in effect, fulfilling an obligation of the Company, the value of these shares was recorded as compensation expense.

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

                                                              YEAR ENDED             YEAR ENDED
                                                           DECEMBER 31, 1998     DECEMBER 31, 1997
                                                           -----------------     -----------------
                                                                        (Dollars in thousands)
         Balance, beginning of period                           $  6,857              $     --
         Balance at dates of acquisitions                             --                 5,628
         Provision for credit losses                              13,371                 4,941
         Net charge offs                                          (8,070)               (3,712)
                                                                --------              --------
         Balance, end of period                                 $ 12,158              $  6,857
         Allowance as a percentage of  finance receivables          15.5%                 17.3%

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

                                                              YEAR ENDED             YEAR ENDED
                                                           DECEMBER 31, 1998     DECEMBER 31, 1997
                                                           -----------------     -----------------
                                                                        (Dollars in thousands)
         Principal Balances:
         Collateral repossessed                                 $17,345               $ 7,920
         Other                                                       --                    37
                                                                -------               -------
         Total principal balances                                17,345                 7,957
         Recoveries, net                                         (9,275)               (4,245)
                                                                -------               -------
         Net charge offs                                          8,070                 3,712
         Average principal balances                             $63,118               $29,037
         Net charge offs as a percentage of
         Average principal balance outstanding                     12.8%                 12.8%

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

                                                            YEAR ENDED                    YEAR ENDED
                                                         DECEMBER 31, 1998            DECEMBER 31, 1997
                                                         -----------------            -----------------
                                                                       (Dollars in thousands)
         Aging Percentages:
         Principal balances current                             93.6%                       91.1%
         Principal balances 31 days to 60 days                  2.9                          4.0
         Principal balances over 60 days                        3.5                          4.9
         Total over 31 days                                     6.4                          8.9

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

         The Company has borrowed, and will continue to borrow, substantial amounts to fund its used car sales and financing operations. The Company has a revolving credit facility with Finova Capital Corporation to provide funding for finance receivables from used car sales originated by the Company (the "Finova Revolving Facility"). The Finova Revolving Facility had a maximum commitment of $35.0 million at December 31, 1997, was increased to a maximum commitment of $75.0 million, effective May 11, 1998, and was increased again to a maximum $100 million effective November 9, 1998. Under the Finova Revolving Facility, the Company may borrow the lesser of $100,000 or up to 55% of the gross balance of eligible finance contracts. The Finova Revolving Facility expires in December 31, 2001, at which time its renewal will be subject to renegotiation. The Finova Revolving facility is secured by substantially all of the Company's finance receivables. As of December 31, 1998 and 1997, the principal amount outstanding under the Finova Revolving Facility was $63.7 million and $31.2 million, respectively. The Finova Revolving Facility bears interest at the prime rate plus 2.5% (10.25% as of December 31, 1998). As part of the Finova Revolving Facility, the Company may finance up to $10 million of its used car inventory through Finova Capital Corporation. The Company was in violation of certain loan covenants at December 31, 1998. Finova Capital Corporation granted a waiver of this violation for December 31, 1998.

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

         In March 1997 and May 1997, Sirrom Capital Corporation ("Sirrom") loaned the Company a total of $7.5 million. The Company issued Sirrom a $3.5 million convertible note that bears interest at 12.0% and is convertible into Common Stock at a price per of $7.40 per share until its maturity date of June 30, 2000, and a $4.0 million convertible note that bears interest at 12.0% and is convertible at a price of $15.00 per share until its maturity date of May 12, 2002, subject to adjustment. The Company was in violation of certain loan covenants at December 31, 1998. Sirrom Capital Corporation granted a waiver of this violation for December 31, 1998.

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

ANTI-TAKEOVER CONSIDERATIONS

         Certain provisions of Florida law and the Company's Articles of Incorporation as amended or Bylaws as amended ("Articles/Bylaws") could, together or separately, discourage potential acquisition proposals, delay or prevent a change in control of the Company and limit the price that certain investors might be willing to pay in the future for the Company's Common Stock. The Company is subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act (the "FBCA"). Those provisions require, subject to certain exceptions, that an "affiliated transaction" be approved by a majority of disinterested directors or by the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." In addition, the Company's Articles/Bylaws, among other things, provide for a classified Board of Directors for the Company and provide that (i) any action required or permitted to be taken by the shareholders of the Company may be effected only at an annual or special meeting of shareholders and not by written consent of the shareholders;
(ii) any special meeting of the shareholders may be called only by the Chairman of the Board, the President or the Chief Executive Officer, or upon the written demand of the holders of not less than 25% of the votes entitled to be cast at a special meeting; (iii) an advance notice procedure must be followed for nomination of directors and for other shareholder proposals to be considered at annual shareholders' meetings; and (iv) a director may be removed only for cause upon approval of holders of not less than 66 2/3% of the Company's voting stock as such term is used in the Articles/Bylaws. In addition, the Company is authorized to issue up to 5.0 million shares of preferred stock, in one or more series, having terms fixed by the Board of Directors without shareholder approval, including voting, dividend or liquidation rights that could be greater than or senior to the rights of holders of Common Stock. As of December 31, 1998, the Company had outstanding
595.98 shares of preferred stock. Issuance of additional shares of Common Stock or new series of preferred stock could have the effect of preventing or delaying a sale or takeover of the Company which might have been in the best interests of the Company and its shareholders. See "Description of Capital Stock."

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

                  Notes to Consolidated Financial Statements

         (2)      Financial statement schedules

                  Omitted because not applicable or because data is reflected in the Notes to Financial Statements

         (3)      Exhibits


   EXHIBIT
     NO.         EXHIBIT DESCRIPTION                       FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
     ---         -------------------                       -----------------------------------------------
3.1              Amended and Restated Articles of          Exhibit 3.1 to Form SB-2 Registration Statement,
                 Incorporation of Smart Choice             filed on September 1, 1995, File No. 33-96520-A.
                 Automotive Group, Inc. (the
                 "Company")

3.1.1            Articles of Amendment to Articles of      Exhibit 3.2 to Form 10-Q filed on May 20, 1997.
                 Incorporation of  the Company

3.2              Amended and Restated By-Laws of the       Exhibit 3.2 to Form SB-2 Registration Statement,
                 Company                                   filed on September 1, 1995, File No. 33-96520-A.

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

3.2.4            Fourth Articles of Amendment to           Exhibit 3.2.4 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

3.2.5            Fifth Articles of Amendment to            Exhibit 3.2.5 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

4.1              Specimen Common Stock Certificate         Exhibit 4.1 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.2              Specimen of Warrant Certificate           Exhibit 4.2 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.3              Warrant Agreement between the Company     Exhibit 4.5 to Amendment No. 2 to Form SB-2
                 and American Stock Transfer & Trust       Registration Statement, filed on November 6, 1995,
                 Company, as Warrant Agent, dated          File No. 33-96520-A.
                 November 9, 1995

4.3.1            Form of Amendment to Warrant              Exhibit 4.4 to Form 8-A Registration Statement, filed on
                 Agreement                                 April 16, 1997.

10.1             Eckler Industries, Inc. Retirement and    Exhibit 10.4.1 to Form SB-2 Registration Statement,
                 Savings Plan and Trust Agreement, as      filed on September 1, 1995, File No. 33-96520-A.
                 Amended and Restated on September 14,
                 1992

10.1.1           1998 Executive Incentive Compensation     Exhibit A to Proxy Statement filed on June 9, 1998.
                 Plan

10.2             Amendment No. 1 to Eckler Industries,     Exhibit 10.4.2 to Form SB-2 Registration Statement
                 Inc. Retirement and Savings Plan Trust    filed on September 1, 1995, File No. 33-96520-A.
                 Agreement Dated March 28, 1994.

10.3             Eckler Industries, Inc. Non-Qualified     Exhibit 10.6 to Form SB-2 Registration Statement,
                 Stock Option Plan                         filed on September 1, 1995, File No. 33-96520-A.

10.4             Eckler Industries, Inc. 1995 Combined     Exhibit 10.7 to Form SB-2 Registration Statement,
                 Qualified and Non- Qualified Employee     filed on September 1, 1995, File No. 33-96520-A.
                 Stock Option  Plan

10.5             Registration Rights Agreement by and      Exhibit 10.15 to Amendment No. 1 to Form SB-2
                 among the Company and each of the         Registration Statement, filed on October 13, 1995,
                 Purchasers referred to in Schedule 1      File No. 33-96520-A.
                 thereto, dated September 20, 1995.

10.6             Unit Purchase Option Agreement between    Exhibit 1.2 to Amendment No. 2 to Form SB-2
                 the Company and Argent Securities,        Registration Statement, filed on November 6, 1995,
                 Inc. and Certificate dated November       File No. 33-96520-A.
                 15, 1995

10.7             Loan Agreement between the Company and    Exhibit 10.19 to Post-Effective Amendment No. 2 to
                 Barnett Bank, N.A. dated September 30,    Form SB-2 Registration Statement, filed on November
                 1996                                      14, 1996, File No. 33-96520-A.

10.8             Mortgage and Security Agreement           Exhibit 10.20 to Post-Effective Amendment No. 2 to
                 between the Company and Barnett Bank,     Form SB-2 Registration Statement, filed on November
                 N.A. dated September 30, 1996.            14, 1996, File No. 33-96520-A.

10.9             Promissory Note in the amount of          Exhibit 10.21 to Post-Effective Amendment No. 2 to
                 $2,400,000 from the Company in favor      Form SB-2 Registration Statement, filed on November
                 of Barnett Bank, N.A. dated September     14, 1996, File No. 33-96520-A.
                 30, 1996.

10.10            Assignment of Loan Documents dated        Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 November 4, 1997 between Barnett Bank,
                 N.A. and The Huntington National Bank
                 ("Huntington")

10.11            Modification of Mortgage Deed and         Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 Security Agreement dated November 3,
                 1997 between the Company and Huntington

10.12            Future Advance Promissory Note dated      Exhibit 10.12 to Form 10-K filed on April 14, 1998.
                 December 30, 1997, principal amount
                 $260,000, the Company maker,
                 Huntington, payee

10.13            Modification of Mortgage and Mortgage     Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Note and Extension Agreement dated
                 December 30, 1997 between the Company
                 and Huntington

10.13.1          Modification of Mortgage Note and         Exhibit 10.13.1 to From S-1 filed on August 21,
                 Extension Agreement dated July 24,        1998, file no. 333-59375.
                 1998 between the Company and
                 Huntington.

10.14            Merger Agreement between Smart Choice     Exhibit 10.1 to Form 8-K, filed on February 12, 1997
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

10.17           Promissory Note by Eckler Industries,     Exhibit 10.1 to Form 8-K filed on March 5, 1998.
                Inc. in favor of Stephens Inc.

10.17.1         Amendment to Guaranty Agreement between   Exhibit 10.4 to Form 8-K filed on March 5, 1998.
                Registrant and Stephens Inc.

10.17.2         Amendment to Pledge and Security          Exhibit 10.5 to Form 8-K filed on March 5, 1998.
                Agreement between Registrant and
                Stephens Inc.

10.17.3         Form of  Modification Agreement between   Filed herewith.
                the Company and Stephens, Inc. dated
                April 15, 1999.

10.17.4         Extension of Engagement Letter between    Filed herewith.
                Stephens Inc. and Registrant dated
                March 1, 1999.

10.17.5         Warrant Agreement Issued to Stephens      Filed herewith.
                Inc.

10.18           Promissory note dated February 24,        Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                1998, First Choice Auto Finance, Inc.,
                maker, and Manheim Automotive Financial
                Services, Inc., payee.

10.18.1         Guaranty dated March 21, 1997 from the    Exhibit 10.10 to Form 8-K filed on March 5, 1998.
                Company in favor of Manheim Automotive
                Financial Services, Inc.

10.19           Second Amended and Restated Loan and      Filed herewith.
                Security Agreement dated November 9,
                1998 between FFG, Liberty Finance
                Company, Smart Choice Receivable
                Holdings Company and First Choice Auto
                Finance, Inc., SC Holdings, Inc. , the
                Company. and Finova Capital Corporation.

10.19.1         Guaranty to Finova from the Company       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
                dated January 13, 1997.

10.19.2         Guaranty to Finova from the SC            Filed herewith.
                Holdings, Inc.

10.19.3         Guaranty to Finova from the Company.      Filed herewith.

10.20           Eighth Amended and Restated Promissory    Exhibit 10.20 to Form S-1 filed on August 21, 1998,
                Note dated March 27, 1998, between FFG,   File No. 333-59375
                maker, and Finova.

10.20.1         Ninth Amended and Restated Promissory     Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                Note dated March 27, 1998, between FFG,
                maker and Finova.

10.20.2         Tenth Amended and Restated Promissory     Filed herewith.
                Note dated November 9, 1998, between
                FFG, Liberty Finance Company, Smart
                Choice Receivable Holdings Company and
                First Choice Auto Finance, Inc.

10.21           Fourth Amended and Restated Schedule to   Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                Amended and Restated Loan and Security    File No. 333-59375.
                Agreement, FFG, borrower, Finova,
                lender, dated March 27, 1998.

10.21.1         Fifth Amended and Restated Schedule to    Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                Amended and Restated Loan and Security
                Agreement, FFG, borrower, Finova,
                lender.

10.21.2         Schedule to Second Amended and Restated   Filed herewith.
                Loan and Security Agreement, dated
                November 9, 1998, FFG, Liberty Finance
                Company and First Choice Auto Finance,
                Inc., borrower.

10.21.3         Intercreditor Agreement between Manheim   Filed herewith.
                Automotive Financial Services, Inc. and
                Finova Capital Corporation.

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

10.24           Lease dated April 5, 1997 between Gary    Exhibit 10.24 to Form S-1 filed on August 21, 1998,
                R. Smith and Team Automobile Sales and    File No. 333-59375
                Finance, Inc.

10.25           Promissory Note Modification Agreement,   Exhibit 10.25 to Form S-1 filed on August 21, 1998,
                dated December 15, 1997 between FCAF      File No. 333-59375
                and Gary R. Smith.

10.26           Asset Purchase Agreement dated January    Exhibit 10.3 to Form 10-Q, filed on May 20, 1997.
                28, 1997 between FCAF and Gary Smith.

10.27           Asset Purchase Agreement among FCAF,      Exhibit 10.17 to Form 8-K, filed on February 26,
                Palm Beach Finance and Mortgage Company   1997.
                ("PBF"), Two Two Five North Military
                Corp. ("225"), and David Bumgardner,
                and Amendment thereto.

10.28           Loan and Security Agreement between 225   Exhibit 10.18 to Form 8-K, filed on February 26,
                and FCAF dated February 14, 1997.         1997.

10.29           9% Secured Convertible Note of FCAF to    Exhibit 10.20 to Form 8-K, filed on February 26,
                225 and PBF.                              1997.

10.30           9% Convertible Debenture of SCHI to PBF.  Exhibit 10.21 to Form 8-K, filed on February 26,
                                                          1997.

10.31           Lease between David Bumgardner as         Exhibit 10.22 to Form 8-K, filed on February 26,
                Lessor and FCAF, Lessee, dated February   1997.
                13, 1997.

10.32           Indemnification Agreement in favor of     Exhibit 10.23 to Form 8-K, filed on February 26,
                PBF and 225 by FCAF, dated February 14,   1997.
                1997.

10.33           Executive Employment Agreement between    Exhibit 10.15 to Form 10-Q, filed on May 20, 1997.
                the Company and Gary Smith.

10.34           Executive Employment Agreement between    Exhibit 10.16 to Form 10-Q, filed May 20, 1997.
                the Company and Robert Abrahams.

10.35           Executive Employment Agreement dated      Exhibit 10.35 to Form S-1 filed on August 21, 1998,
                April 11, 1997 between the Company and    File No. 333-59375.
                Joseph Alvarez.

10.36           Executive Employment Agreement dated      Exhibit 10.36 to Form S-1 filed on August 21, 1998,
                April 24, 1997 between the Company and    File No. 333-59375.
                Ronald Anderson.

10.36.21        Executive Employment Agreement dated      Exhibit 10.36.2 to Form S-1 filed on August 21,
                February 9, 1998 between the Company      1998, File No. 333-59375.
                and Robert J. Downing.

10.37           Non Qualified Stock Option Agreement      Exhibit 10.37 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the Smart       File No. 333-59375
                Choice Holdings Management Trusts (the
                "Management Trusts"), Eckler
                Industries, Inc., and Robert J.
                Abrahams.

10.38           Non Qualified Stock Option Agreement      Exhibit 10.38 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the             File No. 333-59375
                Management Trusts, Eckler Industries,
                Inc., and Robert J. Abrahams.

10.39           Non Qualified Stock Option Agreement      Exhibit 10.39 to Form 10-K, filed on April 14, 1998.
                dated April 11, 1997, among the
                Management Trusts, the Company
                and Joseph Alvarez.

10.40           Stock Option Agreement dated March 24,    Exhibit 10.40 to Form S-1 filed on August 21, 1998,
                1997 between the Company and Ronald       File No. 333-59375
                Anderson.

10.41           Non-Qualified Stock Option Agreement      Exhibit 10.41 to Form S-1 filed on August 21, 1998,
                dated April 17, 1997 between the          File No. 333-59375
                Company and David Bumgardner.

10.42           Non-Qualified Stock Option Agreement      Exhibit 10.42 to Form S-1 filed on August 21, 1998,
                dated April 17, 1997 between the          File No. 333-59375
                Company and Craig Macnab.

10.43           Stock Option Agreement dated March 19,    Exhibit 10.43 to Form S-1 filed on August 21, 1998,
                1997 between the Company and Gerald       File No. 333-59375
                Parker.

10.44           Non-Qualified Stock Option Agreement      Exhibit 10.44 to Form S-1 filed on August 21, 1998,
                dated April 17, 1997 between the          File No. 333-59375
                Company and Gerald Parker.

10.45           Non-Qualified Stock Option Agreement      Exhibit 10.45 to Form S-1 filed on August 21, 1998,
                dated April 17, 1997 between the          File No. 333-59375
                Company and Donald Wojnowski.

10.46.1         Non-Qualified Stock Option Agreement      Exhibit 10.46.1 to Form S-1 filed on August 21,
                dated July 29, 1997 between the Company   1998, File No. 333-59375
                and Joseph Alvarez.

10.46.2         Non-Qualified Stock Option Agreement      Exhibit 10.46.2 to Form S-1 filed on August 21,
                dated January 29, 1997 between the        1998, File No. 333-59375
                Company and Joseph Mohr.

10.46.3         Non-Qualified Stock Option Agreement      Exhibit 10.46.3 to Form S-1 filed on August 21,
                dated February 9, 1998 between the        1998, File No. 333-59375
                Company and Robert Downing.

10.46.4         Non-Qualified Stock Option Agreement      Exhibit 10.46.4 to Form S-1 filed on August 21,
                dated  January 29, 1997 between the       1998, File No. 333-59375
                Company and Ron Anderson.

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

10.51.1          Form of Warrant issued by the Company to   Exhibit 10.2 to Form 8-K filed on October 9, 1997.
                 High Capital Funding, LLC, and other
                 purchasers.

10.52            Subordinated Loan Agreement dated          Filed herewith.
                 January 30, 1999, between High Capital
                 Funding, LLC and the Company

10.52.1          Company Form of 1999 Series A              Filed herewith.
                 Subordinated Note.

10.52.2          Guaranty Agreement between SC Holdings,    Filed herewith.
                 Inc., First Choice Auto Finance, Inc.
                 and High Capital Funding, LLC.

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

10.61            Automotive Wholesale Financing and         Exhibit 10.61 to Form S-1 filed on August 21, 1998,
                 Security Agreement dated July 21, 1997     File No. 333-59375
                 between First Choice Stuart 1, Inc.
                 ("FCS1") and Nissan Motor Acceptance
                 Corporation ("NMAC").

10.62            Addendum to Automotive Wholesale           Exhibit 10.62 to Form S-1 filed on August 21, 1998,
                 Financing and Security Agreement           File No. 333-59375

10.63            Second Addendum to Automotive Wholesale    Exhibit 10.63 to Form S-1 filed on August 21, 1998,
                 Financing and Security Agreement dated     File No. 333-59375
                 August 11, 1997 between NMAC and FCSI.

10.64            Dealer Capital Loan and Security           Exhibit 10.64 to Form S-1 filed on August 21, 1998,
                 Agreement dated October 12,  1995          File No. 333-59375
                 between B&B Florida Enterprises, Inc.
                 and NMAC.

10.65            Amendment to Dealer Capital Loan and       Exhibit 10.65 to Form S-1 filed on August 21, 1998,
                 Security Agreement dated September 1,      File No. 333-59375
                 1997 between NMAC and FCS1.

10.66            Dealer Equipment Loan and Security         Exhibit 10.66 to Form S-1 filed on August 21, 1998,
                 Agreement dated October 12, 1995 between   File No. 333-59375
                 NMAC and B&B Florida Enterprises, Inc.

10.67            Amendment to Dealer Equipment Loan and     Exhibit 10.67 to Form S-1 filed on August 21, 1998,
                 Security Agreement dated September 1,      File No. 333-59375
                 1997 between NMAC and FCSI.

10.67.1          Second Amendment to Dealer Equipment       Exhibit 10.67 to Form S-1 filed on August 21, 1998,
                 Loan and Security Agreement.               File No. 333-59375.

10.67.2          Second Amendment to Dealer Capital Loan    Filed herewith.
                 and Security Agreement, dated July 29,
                 1998, between Nissan Motor Acceptance
                 Corporation and First Choice Stuart 1,
                 Inc., dba Stuart Nissan.

10.68            Nissan Dealer Term Sales and Service       Exhibit 10.68 to Form S-1 filed on August 21, 1998,
                 Agreement dated August 29, 1997 between    File No. 333-59375
                 Nissan Motor Corporation in U.S.A., the
                 Company, Smart Cars, Inc. and FCS1.

10.69            Wholesale Financing and Security           Exhibit 10.69 to Form S-1 filed on August 21, 1998,
                 Agreement dated August 11, 1997 between    File No. 333-59375
                 First Choice Stuart 2, Inc. ("FCS2") and
                 Volvo Finance North America, Inc.

10.70            Authorized Retailer Agreement between      Exhibit 10.70 to Form S-1 filed on August 21, 1998,
                 Volvo Cars of North America, Inc. and      File No. 333-59375
                 FCS2.

10.71            Convertible Subordinated Debenture dated   Exhibit 10.71 to Form S-1 filed on August 21, 1998,
                 November 3, 1997, principal amount         File No. 333-59375
                 $750,000, the Company, maker, Bankers
                 Life Insurance Company, payee.

10.72            Registration Rights Agreement dated        Exhibit 10.72 to Form S-1 filed on August 21, 1998,
                 November 3, 1997 between the Company and   File No. 333-59375
                 Bankers Life Insurance Company.

10.73            Settlement Agreement and Release dated     Exhibit 10.73 to Form S-1 filed on August 21, 1998,
                 January 30, 1998 among the Company,        File No. 333-59375
                 FCAF, FCS2, Jack Winters Enterprises,
                 Inc., Jack Winters, F. Craig Clements,
                 Killgore Pearlman, P.A. and Mark L.
                 Ornstein.

10.74            Stock Purchase Agreement dated May 6,      Exhibit 10.74 to Form S-1 filed on August 21, 1998,
                 1997 between FCS1 and Thomas DeRita, Jr.   File No. 333-59375

10.75            Promissory Note dated December 19, 1997,   Exhibit 1075 to Form S-1 filed on August 21, 1998,
                 principal amount $2,199,000, First         File No. 333-59375
                 Choice Melbourne 1, Inc., maker and
                 Raytheon Aircraft Credit Corporation,
                 payee.

10.76            Guaranty Agreement by the Company to       Exhibit 10.76 to Form S-1 filed on August 21, 1998,
                 Raytheon Aircraft Credit Corporation.      File No. 333-59375

10.77            Security Agreement dated December 19,      Exhibit 10.77 to Form S-1 filed on August 21, 1998,
                 1997 between First Choice Melbourne 1,     File No. 333-59375
                 Inc. and Raytheon Aircraft Credit
                 Corporation.

10.78            Registration Rights Agreement between      Exhibit 10.8 to Form 8-K filed on October 9, 1997.
                 the Company and certain buyers
                 represented by Promethean Investment
                 Group, L.L.C.

10.79            Promissory Note dated February 24, 1998,   Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                 FCAF, maker, Manheim Automotive
                 Financial Services, Inc., payee.

10.80            Guaranty dated March 21, 1997 from the     Exhibit  10.10 to Form 8-K filed on March 5, 1998.
                 Company in favor of Manheim Automotive
                 Financial Services, Inc.

10.81            Intentionally Omitted.

10.82            Manheim Automotive Financial Services,     Exhibit 10.82 to Form S-1 filed on August 21, 1998,
                 Inc. Security Agreement dated March 21,    File No. 333-59375
                 1997 between FCAF and Manheim Automotive
                 Financial Services, Inc.

10.83            Promissory Note dated June 17, 1997,       Exhibit 10.83 to Form S-1 filed on August 21, 1998,
                 principal amount $825,000, FCAF, maker,    File No. 333-59375
                 Carl Schmidt Enterprises, Inc., payee.

10.84            Real Estate Mortgage dated June 17,        Exhibit 10.84 to Form S-1 filed on August 21, 1998,
                 1997, FCAF, mortgagor, Carl Schmidt        File No. 333-59375
                 Enterprises, Inc., mortgagee.

10.85            Intentionally Omitted.

10.86            Intentionally Omitted.

10.87            Twenty-Fourth Amendment to GM              Exhibit 10.87 to Form S-1 filed on August 21, 1998,
                 Reproduction and Service Part Tooling      File No. 333-59375
                 License Agreement.

10.88            Twenty-Sixth Amendment to GM               Exhibit 10.88 to Form S-1 filed on August 21, 1998,
                 Reproduction and Service Part Tooling      File No. 333-59375
                 License Agreement.

10.89            Thirty-Fourth Amendment to GM              Exhibit 10.89 to Form S-1 filed on August 21, 1998,
                 Reproduction Service Part Tooling          File No. 333-593759375
                 License Agreement.

10.90            Lease between Florida Auto Auction of      Exhibit 10.90 to Form S-1 filed on August 21, 1998,
                 Orlando, Inc. and First Choice Auto        File No. 333-59375
                 Finance, Inc. dated May 12, 1997, for
                 Reconditioning Facility.

10.91            Aircraft Lease between General Electric    Filed herewith.
                 Capital Corporation and the Company,
                 dated December 1998.

11.1             Statement re Computation of Earnings Per   *
                 Share.

21.1             List of Subsidiaries.                      Filed herewith.

23.1             Consent of BDO Seidman, LLP.               Filed herewith.

27.1             Financial Data Schedule.                   Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2000.

                                       SMART CHOICE AUTOMOTIVE GROUP, INC.


                                       By: /s/ JAMES E. ERNST
                                           -------------------------------------
                                           James E. Ernst
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                         TITLE                               DATE
         ----------                         -----                               ----
/S/EDWARD MCMURPHY                  Director                                    May 17, 2000
------------------
Edward McMurphy

/S/ ROBERT J. ABRAHAMS              Director                                    May 17, 2000
 ---------------------
Robert J. Abrahams

/S/ GARY R. SMITH                   Director                                    May 17, 2000
-----------------
Gary R. Smith

/S/ T.J. FALGOUT III                Director                                    May 17, 2000
--------------------
T.J. Falgout

/S/LARRY LANGE                      Director                                    May 17, 2000
------------------
Larry Lange

/S/  JOE CAVALIER                   Chief Financial Officer                     May 17, 2000
------------------                  (Principal Financial and Accounting Officer)
Joe Cavalier

                                            SMART CHOICE AUTOMOTIVE
                                                        GROUP, INC.
                                                   AND SUBSIDIARIES



                                        ========================================

                                              CONSOLIDATED FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1998 AND 1997

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2

       CONSOLIDATED FINANCIAL STATEMENTS
           Balance sheets                                              F-3 - F-4
           Statements of operations                                          F-5
           Statements of stockholders' equity                                F-6
           Statements of cash flows                                          F-7
           Summary of significant accounting policies                 F-8 - F-12
           Notes to consolidated financial statements                F-13 - F-45

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




                                                 BDO Seidman, LLP

Orlando, Florida
April 12, 1999

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

DECEMBER 31,                                                       1998                1997
------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                      $   1,268,589       $   1,066,949
Accounts receivable                                                1,206,710           1,773,124
Finance receivables:
  Principal balances, net                                         79,342,835          40,084,412
  Less allowance for credit losses                               (12,157,569)         (6,857,265)
------------------------------------------------------------------------------------------------

         Finance receivables, net                                 67,185,266          33,227,147
------------------------------------------------------------------------------------------------

Inventories, at cost                                              20,004,600          15,516,084
Land held for resale                                                      --           1,050,000
Property and equipment, net                                        7,655,324           9,214,207
Notes receivable                                                     425,000              46,280
Deferred financing costs, net of accumulated amortization
  of $343,063 and $207,508                                           226,152             426,823
Goodwill, net of accumulated amortization of $1,117,432
   and $470,897                                                   23,871,080          25,562,162
Prepaid expenses                                                   1,263,858           1,008,229
Deposits and other assets                                            485,454             213,986
------------------------------------------------------------------------------------------------

                                                               $ 123,592,033       $  89,104,991
================================================================================================


        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

DECEMBER 31,                                                                   1998                1997
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Bank overdraft                                                           $   3,112,930       $          --
  Accounts payable                                                             4,746,157           5,259,903
  Accrued expenses                                                             3,664,651           4,633,841
  Line of credit, net of discount                                             63,612,433          31,229,600
  Floor plans payable                                                          8,701,968           8,287,092
  Capital lease obligations                                                      997,916             940,280
  Notes payable                                                               28,343,479          29,197,458
  Other liabilities                                                                   --              94,913
------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                   113,179,534          79,643,087
------------------------------------------------------------------------------------------------------------

CONTINGENT REDEMPTION VALUE OF COMMON STOCK PUT OPTIONS                        1,539,148           2,840,000

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                            10,000           4,941,834

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value, authorized 5,000,000 shares; issued
    and outstanding 595 shares                                                 5,891,410                  --
  Common stock $.01 par value, authorized 50,000,000 shares; issued
    and outstanding 6,676,545 and 4,867,004 shares                                66,765              48,670
  Additional paid-in capital                                                  30,054,488          21,317,126
  Common stock notes receivable                                                 (115,200)                 --
  Accumulated deficit                                                        (27,034,112)        (19,685,726)
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                     8,863,351           1,680,070
------------------------------------------------------------------------------------------------------------

                                                                           $ 123,592,033       $  89,104,991
============================================================================================================


        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

YEAR ENDED DECEMBER 31,                                                        1998               1997            1996 (a)
-----------------------------------------------------------------------------------------------------------------------------
REVENUES:
  Sales at used car stores                                                 $ 78,227,027       $ 35,279,228       $         --
  Income on finance receivables                                              15,709,539          6,898,694                 --
  Income from insurance and training                                          1,448,261          1,177,903                 --
-----------------------------------------------------------------------------------------------------------------------------

         Total revenues                                                      95,384,827         43,355,825                 --
-----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Costs of sales at used car stores                                          57,233,088         25,639,741                 --
  Provision for credit losses                                                13,371,169          4,941,983                 --
  Costs of insurance and training                                                87,909             85,098                 --
  Selling, general and administrative expenses                               22,739,174         17,599,003            670,616
  Compensation expense related to employee and director stock options           215,875          4,649,702                 --
  Restructuring charges                                                              --          2,117,906                 --
  Abandoned public offering costs                                             1,062,962                 --                 --
-----------------------------------------------------------------------------------------------------------------------------

         Total costs and expenses                                            94,710,177         55,033,433            670,616
-----------------------------------------------------------------------------------------------------------------------------

         Income (loss) from operations                                          674,650        (11,677,608)          (670,616)
-----------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
  Interest expense                                                           (8,751,661)        (5,573,307)           (33,172)
  Other income (expense), net                                                   777,574             (4,772)                --
-----------------------------------------------------------------------------------------------------------------------------

                                                                             (7,974,087)        (5,578,079)           (33,172)
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS FROM CONTINUING OPERATIONS                                          (7,299,437)       (17,255,687)          (703,788)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                      428,838         (1,392,918)                --
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                     (6,870,599)       (18,648,605)          (703,788)

PREFERRED STOCK DIVIDENDS                                                      (477,787)          (333,333)                --
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                                        $ (7,348,386)      $(18,981,938)      $   (703,788)
=============================================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                                    $      (1.26)      $      (3.97)      $       (.26)
  Discontinued operations                                                           .07               (.31)                --
-----------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                                    $      (1.19)      $      (4.28)      $       (.26)
=============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          6,193,472          4,430,367          2,744,216
=============================================================================================================================

         SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            (a) PERIOD FROM INCEPTION (JUNE 21, 1996) THROUGH DECEMBER 31, 1996.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

                                                                    PREFERRED STOCK                         COMMON STOCK
                                                             ------------------------------      -------------------------------
                                                                    NUMBER                             NUMBER
                                                                       OF                                  OF                PAR
                                                                   SHARES              VALUE           SHARES              VALUE
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 21, 1996 (date of inception)                             --      $         --                --       $         --
Issuance of founders' shares                                           --                --         2,744,216             27,442
Net loss                                                               --                --                --                 --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                                             --                --         2,744,216             27,442

Common stock issued for acquisitions                                   --                --         2,055,476             20,555
Contribution and retirement of common stock                            --                --          (165,714)            (1,657)
Common stock options granted to employees and directors                --                --                --                 --
Common stock options and warrants granted to lenders
  and consultants                                                      --                --                --                 --
Treasury stock purchased and retired                                   --                --            (1,000)               (10)
Issuance of common stock for professional services                     --                --             8,965                 90
Issuance of common stock for conversion of debt                        --                --           221,257              2,212
Exercise of common stock options and warrants, net                     --                --             3,804                 38
Convertible debt issued at a discount                                  --                --                --                 --
Common stock issued by stockholders for
  cancellation of common stock options granted by
  the Company                                                          --                --                --                 --
Contribution to capital                                                --                --                --                 --
Contingent liability of put options                                    --                --                --                 --
Preferred stock dividend                                               --                --                --                 --
Net loss                                                               --                --                --                 --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                                             --                --         4,867,004             48,670

Issuance of common stock for conversion of debt                        --                --           343,943              3,439
Issuance of common stock for conversion of
  preferred stock and accrued dividends                                --                --         1,398,962             13,990
Issuance of common stock for services                                  --                --             4,547                 45
Exercise of common stock options, net                                  --                --            71,250                713
Purchase and retirement of treasury stock                              --                --            (9,161)               (92)
Modification to conversion price of debt                               --                --                --                 --
Common stock warrants granted to preferred stockholders                --                --                --                 --
Common stock options granted to directors                              --                --                --                 --
Decrease in contingent liability of put options                        --                --                --                 --
Preferred stock dividends                                              --                --                --                 --
Issuance of preferred stock, net                                      595         5,891,410                --                 --
Net loss                                                               --                --                --                 --
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                                            595      $  5,891,410         6,676,545       $     66,765
================================================================================================================================
                                                                                      COMMON
                                                               ADDITIONAL              STOCK
                                                                  PAID-IN              NOTES      ACCUMULATED
                                                                  CAPITAL         RECEIVABLE          DEFICIT              TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 21, 1996 (date of inception)                   $         --       $         --     $         --       $         --
Issuance of founders' shares                                      (21,474)                --               --              5,968
Net loss                                                               --                 --         (703,788)          (703,788)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                                        (21,474)                --         (703,788)          (697,820)

Common stock issued for acquisitions                           14,393,325                 --               --         14,413,880
Contribution and retirement of common stock                         1,657                 --               --                 --
Common stock options granted to employees and directors         3,809,826                 --               --          3,809,826
Common stock options and warrants granted to lenders
  and consultants                                               1,957,953                 --               --          1,957,953
Treasury stock purchased and retired                              (13,580)                --               --            (13,590)
Issuance of common stock for professional services                 99,716                 --               --             99,806
Issuance of common stock for conversion of debt                 1,767,844                 --               --          1,770,056
Exercise of common stock options and warrants, net                 41,638                 --               --             41,676
Convertible debt issued at a discount                             827,685                 --               --            827,685
Common stock issued by stockholders for
  cancellation of common stock options granted by
  the Company                                                     800,000                 --               --            800,000
Contribution to capital                                           159,203                 --               --            159,203
Contingent liability of put options                            (2,840,000)                --               --         (2,840,000)
Preferred stock dividend                                          333,333                 --         (333,333)                --
Net loss                                                               --                 --      (18,648,605)       (18,648,605)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                                     21,317,126                 --      (19,685,726)         1,680,070

Issuance of common stock for conversion of debt                 1,494,277                 --               --          1,497,716
Issuance of common stock for conversion of
  preferred stock and accrued dividends                         5,042,066                 --               --          5,056,056
Issuance of common stock for services                              36,331                 --               --             36,376
Exercise of common stock options, net                             403,634           (115,200)              --            289,147
Purchase and retirement of treasury stock                         (93,808)                --               --            (93,900)
Modification to conversion price of debt                           83,333                 --               --             83,333
Common stock warrants granted to preferred stockholders           254,802                 --               --            254,802
Common stock options granted to directors                         215,875                 --               --            215,875
Decrease in contingent liability of put options                 1,300,852                 --               --          1,300,852
Preferred stock dividends                                              --                 --         (477,787)          (477,787)
Issuance of preferred stock, net                                       --                 --               --          5,891,410
Net loss                                                               --                 --       (6,870,599)        (6,870,599)
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                                   $ 30,054,488       $   (115,200)    $(27,034,112)      $  8,863,351
================================================================================================================================


        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

YEAR ENDED DECEMBER 31,                                                             1998               1997              1996(a)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (6,870,599)      $(18,648,605)      $   (703,788)
  Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities:
      Depreciation                                                                   725,107            445,311              2,132
      Amortization                                                                 1,489,089          1,239,929              2,249
      Gain on disposal of property and equipment                                      95,324             (8,166)                --
      Impairment of goodwill                                                       1,045,847                 --                 --
      Write-down of inventory                                                      1,094,096                 --                 --
      Provision for credit losses                                                 13,371,169          4,941,983                 --
      Compensation expense related to stock options                                  215,875          4,649,702                 --
      Issuance of common stock for services and interest                              36,376            374,806              4,968
      Stock options and warrants issued to consultants, lenders and others           254,802          1,296,863                 --
      Modification to conversion price of debt                                        83,333                 --                 --
      Cash provided by (used for), net of effect of acquisitions:
        Accounts receivable                                                          172,514           (662,488)           (25,000)
        Inventories                                                               (5,582,612)        (5,969,719)                --
        Prepaid expenses                                                            (255,629)           679,663                 --
        Accounts payable                                                            (513,746)         2,668,636            438,890
        Accrued expenses and other liabilities                                    (1,064,103)         3,048,563            183,314
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities                               4,296,843         (5,943,522)           (97,235)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in finance receivables                                                (47,329,288)       (13,600,550)                --
  Cash for acquisitions, net of cash acquired                                             --         (7,927,844)                --
  Advances to acquired companies prior to acquisition                                     --         (4,230,761)                --
  Purchase of property and equipment                                              (1,148,386)        (1,356,644)           (24,586)
  Increase in notes receivable                                                      (425,000)                --           (400,000)
  Repayments of notes receivable                                                      46,280            530,420                 --
  Proceeds from disposal of property and equipment                                 3,253,354             24,425                 --
  Other                                                                             (293,572)           (21,981)          (244,101)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used for investing activities                                           (45,896,612)       (26,582,935)          (668,687)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of preferred stock                                            5,891,410          4,554,812            387,022
  Proceeds from sale of common stock                                                      --                 --              1,000
  Proceeds from exercise of common stock options and warrants                        289,147              1,800                 --
  Purchase of treasury stock                                                              --            (13,590)                --
  Increase (decrease) in bank overdraft                                            3,112,930            (82,884)            82,884
  Proceeds from line of credit borrowings                                         32,300,000         16,462,090                 --
  Proceeds from floor plan notes payable                                             414,876          4,201,467                 --
  Proceeds from notes payable                                                      7,096,690         14,163,892            322,000
  Repayment of notes payable                                                      (6,647,539)        (5,271,154)                --
  Proceeds from capital lease obligations                                                 --            251,722                 --
  Repayments of capital lease obligations                                           (258,880)           (67,402)                --
  Payments of dividends                                                             (353,566)                --                 --
  Deferred financing costs                                                           (43,659)          (607,347)           (26,984)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         41,801,409         33,593,406            765,922
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            201,640          1,066,949                 --

CASH AND CASH EQUIVALENTS, beginning of year                                       1,066,949                 --                 --
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                          $  1,268,589       $  1,066,949       $         --
===================================================================================================================================

         SEE ACCOMPANYING SUMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


            (a) PERIOD FROM INCEPTION (JUNE 21, 1996) THROUGH DECEMBER 31, 1996.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

PRINCIPLES OF      The consolidated financial statements include the accounts of
CONSOLIDATION      Smart Choice Automotive Group, Inc. and its wholly-owned
                   subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION      The Company provides sales finance services in connection
OF CREDIT RISK     with the sale of used cars to individuals residing primarily in Central and South Florida.

                   Periodically during the year, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

REVENUE            Income on finance receivables is recognized using the
RECOGNITION        interest method. Direct loan origination costs are deferred and charged against finance income over the life of the related installment sales contract as an adjustment of yield.

                   Revenue from the sale of cars is recognized upon delivery, when the sales contract is signed and the agreed-upon down payment has been received.

                   Parts and accessories sales are recognized upon shipment of products to customers.

FINANCE            The Company originates installment sales contracts from its
RECEIVABLES        Company dealerships. Finance receivables consist of
                   contractually scheduled payments from installment sales contracts net of unearned finance charges, direct loan origination costs and an allowance for credit losses. The
                   Company follows the provisions of Statement of Financial
                   Accounting Standards No. 91, "Accounting for Nonrefundable
                   Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Unearned finance charges represent the balance of finance income (interest) remaining from the capitalization of the total interest to be earned over the original term of the related installment sales contract. Direct loan origination costs represent

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================


                   the unamortized balance of costs incurred in the origination of contracts at the Company's dealerships.

ALLOWANCE FOR      The allowance for uncollectible finance receivables is
CREDIT LOSSES      maintained at a level which, in management's judgment, is
                   adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, which all originated in the State of Florida, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, collateral values and economic conditions. Because of uncertainties associated with regional economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term. However, the amount of change that is reasonably possible cannot be estimated. The allowance for uncollectible finance receivables is increased by a provision for loan losses, which is charged to expense. Repossessed vehicles are recorded as inventory at the lower of estimated net realizable value or the related loan balances. The difference between the balance of the installment contract and the amount recorded as inventory for the repossessed vehicle is charged to the allowance for credit losses.

PRESENTATION OF    The prices at which the Company sells its used cars and the
REVENUES AND       interest rate that it charges to finance these sales take
COST OF REVENUES   into consideration that the Company's primary customers are high-risk borrowers. The provision for credit losses reflects these factors and is treated by the Company as a cost of both the future finance income derived on the contract receivables originated by the Company as well as a cost of the sale of the cars themselves. Accordingly, unlike traditional car dealerships, the Company does not present gross profit margin in its statement of operations calculated as sales of cars less cost of cars sold.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================


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

PROPERTY AND       Property and equipment are stated at cost. Depreciation is
EQUIPMENT          computed over the estimated useful lives of the assets by the straight-line method.

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

                   The Company's Dealer Development Services, Inc. and Dealer Insurance Services, Inc. subsidiaries were acquired on January 28, 1997 (see Note 1). However, certain events and changes in circumstances occurred during 1998 which indicated the goodwill of Dealer Development Services, Inc. and Dealer Insurance Services, Inc. may not be recoverable. The operations of Dealer Development Services, Inc. were not growing as expected, and therefore, the Company abandoned the Dealer Development Services, Inc. operations during the fourth quarter of 1998. The remaining goodwill specifically related to the Dealer Development Services, Inc. acquisition of $794,852 was recorded as an impairment charge and is included in selling, general and administrative expenses in the accompanying statement of operations. In September 1998, the net assets of Dealer Insurance Services, Inc. were sold back to the original seller for $425,000 in the form of a note receivable from the buyer. The Company

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================


                   retained the Dealer Insurance Services, Inc. name and certain Dealer Insurance Services, Inc. contracts and began focusing the Dealer Insurance Services, Inc. operations on providing credit life, warranty protection and auto insurance to the Company's used car customers. As a result of the sale of a portion of the Dealer Insurance Services, Inc. operations, a portion of the goodwill specifically related to the Dealer Insurance Services, Inc. acquisition was recorded as an impairment charge ($250,995) and a net gain of $201,814 was recorded. The impairment charge was determined based upon projected operating income which was the lowest level of cash flow projected to the remaining Dealer Insurance Services, Inc. operations.

DEFERRED           Deferred financing costs include costs related to obtaining
FINANCING COSTS    debt financing and are being amortized over the term of the debt.

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

IMPAIRMENT OF      Assets are evaluated for impairment when events change or
LONG-LIVED ASSETS  changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value.

USE OF             The preparation of financial statements in conformity with
ESTIMATES          generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================


LOSS PER           Loss per common share is based upon the weighted average
COMMON SHARE       number of common shares outstanding during each period.
                   Potential common shares for 1998, 1997 and 1996 have not been included since their effect would be antidilutive. Potential common shares as of December 31, 1998 include 1,895,375 stock options, warrants exercisable for 919,070 shares, 1,117,135 shares underlying the convertible debt and 536,745 shares underlying the convertible preferred stock.

RECLASSIFICATIONS  Certain reclassifications have been made to the prior year financial statements to confirm with the current year presentation.

RECENT ACCOUNTING  In June 1998, the Financial Accounting Standards Board issued
PRONOUNCEMENTS     SFAS 133, "Accounting for Derivative Instruments and Hedging
                   Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
                   Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its consolidated financial statements.

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1. ORGANIZATION    Smart Choice Automotive Group, Inc. (the "Company"), formerly
   AND             named "Eckler Industries, Inc.," operates new car dealerships
   ACQUISITIONS    and used car stores in Florida and underwrites, finances,
                   and services retail installment contracts generated from the sale of used cars by its dealerships. The Company also operates an insurance division as well as Eckler's, a supplier of Corvette parts and accessories.

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                   The operating results of the significant acquired businesses have been included in the consolidated statement of operations from the dates of acquisition. The following pro forma information has been prepared assuming certain of the acquisitions above, which were deemed to be significant acquisitions, had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the purchases, additional depreciation based on the fair value of property acquired and the amortization of intangibles arising from the transactions. The pro forma financial information includes the activities of discontinued operations (see Note 19) and is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                                              UNAUDITED
                                                                   ------------------------------
                   YEAR ENDED DECEMBER 31,                               1997           1996
                   ------------------------------------------------------------------------------
                   Total revenues                                  $   93,247,492  $  90,158,113
                   Net loss applicable to common stock                (19,884,913)    (3,803,046)
                   Basic loss per common share                              (4.32)         (1.34)
                   ==============================================================================

                   The results of operations of the insignificant acquisitions were not material to the Company's consolidated results of operations.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. FINANCE         The following is a summary of principal balances, net as of
   RECEIVABLES     December 31, 1998 and 1997:

                                                                          1998              1997
                   --------------------------------------------------------------------------------
                   Contractually scheduled payments           $    113,651,628   $    55,107,232
                   Less: unearned finance charges                  (35,127,485)      (15,510,342)
                   --------------------------------------------------------------------------------

                   Principal balances                               78,524,143        39,596,890
                   Add: loan origination costs                         818,692           487,522
                   --------------------------------------------------------------------------------

                   Principal balances, net                          79,342,835        40,084,412
                   Less: allowance for credit losses               (12,157,569)       (6,857,265)
                   --------------------------------------------------------------------------------

                   Finance receivables, net                   $     67,185,266   $    33,227,147
                   ================================================================================

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

                   Changes in the allowance for credit losses are as follows:

                   YEAR ENDED DECEMBER 31,                                1998              1997
                   --------------------------------------------------------------------------------
                   Balance at beginning of year                 $    6,857,265    $           --
                   Balance at dates of acquisitions                         --         5,627,937
                   Loans charged off, net of recoveries             (8,070,865)       (3,712,655)
                   Provision for credit losses                      13,371,169         4,941,983
                   --------------------------------------------------------------------------------

                   Balance at end of year                       $   12,157,569    $    6,857,265
                   ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


3. PROPERTY AND    Property and equipment consist of the following:
   EQUIPMENT

                                                      ESTIMATED
                   DECEMBER 31,                     USEFUL LIFE             1998            1997
                   --------------------------------------------------------------------------------
                   Land                                            $   1,177,091   $   1,177,091
                   Buildings and improvements       10-40 years        4,421,271       4,263,930
                   Leasehold improvements            7-39 years        1,043,221         708,009
                   Machinery and equipment            3-7 years          946,796         909,197
                   Molds                             5-10 years          408,712         310,305
                   Office equipment and furniture     3-8 years        4,239,758       3,542,413
                   Transportation equipment          3-10 years          134,946       2,482,521
                   Signs                                7 years          251,201         152,234
                   --------------------------------------------------------------------------------

                                                                      12,622,996      13,545,700
                   Less accumulated depreciation                       4,967,672       4,331,493
                   --------------------------------------------------------------------------------

                                                                   $   7,655,324   $   9,214,207
                   ================================================================================

                   Property and equipment is pledged as collateral under a line of credit agreement and various notes payable (see Notes 5 and 6).

4. ACCRUED         Accrued expenses consist of the following:
   EXPENSES

                   DECEMBER 31,                                            1998             1997
                   --------------------------------------------------------------------------------
                   Accrued compensation                           $   1,157,793    $     855,806
                   Accrued interest                                     829,114          411,913
                   Accrued professional fees                            337,984          897,837
                   Accrued restructuring charges                        415,412        1,101,266
                   Accrued taxes and other                              924,348        1,367,019
                   --------------------------------------------------------------------------------

                                                                  $   3,664,651    $   4,633,841
                   ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


5. LINE OF CREDIT  The Company has a revolving line of credit with a lender which allows the Company to borrow the lesser of $100,000,000 or 55% of certain eligible accounts receivable at prime plus 2.5%. Interest is payable monthly with all of the outstanding principal due December 2001. The line of credit is collateralized by substantially all the assets of Florida Finance Group, Inc. and is guaranteed by Smart Choice Holdings, Inc.; Smart Choice Automotive Group, Inc.; and First Choice Auto Finance, Inc. The balance at December 31, 1998 and 1997 under this line of credit was $63,700,000 and $31,400,000, respectively, and represents the maximum amount available under the line of credit at these dates. Unamortized debt discount was $87,567 and $170,400 at December 31, 1998 and 1997, respectively. The line of credit agreement contains various financial and operating covenants. As of December 31, 1998, the Company was in violation of the net income requirement. The lender waived compliance with this covenant through January 1, 2000.

                   The following summarizes certain information about the borrowings under the line of credit:

                                                                             1998           1997
                   --------------------------------------------------------------------------------
                   Maximum amount outstanding at any
                     month end                                      $  65,941,239  $  31,681,590
                   Average amount outstanding during the
                     period                                            49,591,667     21,921,484
                   Weighted average interest rate during the
                     period                                                10.97%         11.45%
                   ================================================================================

                   Interest rates ranged from 10.25% to 11.50% and 11.25% to 11.50% and interest expense was $5,373,239 and $2,235,954 for the years ended December 31, 1998 and 1997, respectively.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


6. NOTES PAYABLE   Notes payable consist of the following:

DECEMBER 31,                                                                              1998               1997
--------------------------------------------------------------------------------------------------------------------
10% term notes payable, interest payable semiannually, unpaid principal and interest due April 2000 or upon the sale of all or substantially all of the outstanding stock or assets of Eckler Industries, Inc. or the completion of a public offering in which the Company realizes at least $10 million in gross proceeds, collateralized by substantially all of the assets as well as all of the issued and outstanding stock of Eckler Industries, Inc. and
  guaranteed by Smart Choice Automotive Group, Inc.                               $  7,000,000        $        --

Notes payable issued in connection with various acquisitions, interest ranging
  from 9% to 12%, payable through June 2002.                                         4,776,695          6,029,146

12% unsecured convertible note payable, interest payable quarterly, unpaid principal and interest due May 2002, convertible at a rate of one share of common stock for every $15.00 of outstanding principal, conversion price
  adjustable upon the occurrence of certain events.                                  4,000,000          4,000,000

12% convertible note payable, net of discount, interest payable quarterly, unpaid principal and interest due June 2000, originally convertible at a rate of one share of common stock for every $12.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On December
  31, 1997, the conversion price was adjusted to 90% of the market price of the
  Company's common stock. Accordingly, $282,506 of interest expense has been recorded for the year ended December 31, 1997 for the difference between the conversion price of the note payable and the fair
  market value of the Company's common stock on the date of adjustment.              3,418,125          3,025,125

Prime + 1.5% (9.25% at December 31, 1998) mortgage note payable, principal payments of $14,405 plus interest payable monthly, outstanding principal and interest due July 2001, collateralized by property and equipment of Eckler
  Industries, Inc. and guaranteed by Eckler Industries, Inc.                         2,306,903          2,500,000

Variable rate installment loan payable, principal and interest payable monthly, outstanding principal and interest due December 2009,
  collateralized by certain property of the Company, repaid in 1998.                        --          2,199,900

Various unsecured notes payable to investors bearing interest at rates ranging from 10%-16%, interest payable monthly, outstanding principal balances due
  through December 2001.                                                             1,270,507          1,699,142

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

DECEMBER 31,                                                                              1998               1997
--------------------------------------------------------------------------------------------------------------------
10% term note payable, interest payable monthly, outstanding principal due upon the earlier of April 2000, or the sale or transfer of all or substantially all of the outstanding stock or assets of Eckler Industries, Inc., collateralized by substantially all of the assets as well as all of the issued and outstanding capital stock of Eckler Industries, Inc. and guaranteed by Smart Choice
  Automotive Group, Inc.                                                             1,500,000          1,500,000

9% unsecured convertible notes payable, interest and principal due June 2000, convertible at a rate of one share of common stock for each $17.50 of
  principal, $800,000 was repaid in 1998.                                              467,601          1,267,601

8% convertible debentures, net of discount (see below)                                      --            965,784

12% unsecured convertible note payable, interest and principal due June 2000, convertible at a rate of one share of common stock for each $17.50 of
  principal.                                                                           600,000          1,031,008

Prime plus 1.75% (9.5% at December 31, 1998) notes payable, principal of
  $16,871 plus interest payable monthly, unpaid principal and interest due at various dates through July 2003, secured by substantially all the assets of
  First Choice Stuart 1, Inc. and guaranteed by First Choice Auto Finance,
  Inc. and Smart Choice Holdings, Inc. The notes are subject to various financial and operating covenants. As of December 31, 1998, the Company was in violation of the working capital and cash requirements. The lender has
  waived these violations through January 1, 2000.                                     759,818            894,173

8% note payable, principal and interest of $10,010 payable monthly through
  June 2007, collateralized by certain property of the Company.                        739,062            797,488

Prime (7.75% at December 31, 1998) unsecured convertible subordinated debenture, net of discount, interest payable quarterly, unpaid principal and interest due
  December 31, 2000, originally convertible at the rate of one share of common stock for every $18.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On March 6, 1998, the conversion price was adjusted to 90% of the market price of the Company's common stock.
  Accordingly, $83,333 of interest expense has been recorded for the difference between the conversion price of the debenture and the fair market value of the
  Company's common stock on the date of adjustment. This debenture was converted
  in March 1999 into 398,799 shares of common stock.                                   715,263            697,895

Prime plus 1% unsecured note payable, interest payable monthly, outstanding
  principal repaid in 1998.                                                                 --            600,000

7.75% note payable, principal and interest of $8,683 payable monthly through
  December 2003, secured by certain real property of the Company, repaid in 1998.           --            498,923

12% convertible debentures (see below)                                                 340,000            410,000

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

DECEMBER 31,                                                                              1998               1997
--------------------------------------------------------------------------------------------------------------------
Prime plus 1% note payable, interest payable monthly, principal due upon
  demand, repaid in 1998.                                                                   --            300,000

Various notes payable bearing interest at rates from 6% to 12%, principal and
  interest payable through April 2011.                                                 199,505            274,023

10% unsecured note payable, interest payable monthly, outstanding principal
  repaid in 1998.                                                                           --            257,250

Prime plus 1% (8.75% at December 31, 1998) unsecured convertible subordinated note payable, interest payable quarterly, unpaid principal and interest due
  June 1999, originally convertible at a rate of one share of common stock for every $15.00 of outstanding principal, conversion price adjustable upon the occurrence of certain events. On December 31, 1997, the conversion price was adjusted to 90% of the market price of the Company's common stock.
  Accordingly, $20,179 of interest expense has been recorded for the year ended
  December 31, 1997 for the difference between the conversion price of the note payable and the fair market value of the Company's common stock on the date of issuance. This note was converted in March 1999 into 132,933
  shares of common stock.                                                              250,000            250,000
--------------------------------------------------------------------------------------------------------------------

Total notes payable                                                               $ 28,343,479        $ 29,197,458
====================================================================================================================

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7. FLOOR PLANS     Floor plans payable consist of the following:
   PAYABLE

DECEMBER 31,                                                                                    1998         1997
--------------------------------------------------------------------------------------------------------------------
$3,350,000 floor plan line of credit, variable interest rate, interest payable monthly, principal balance payable at the earlier of the time a vehicle is sold or 360 and 180 days from the time a vehicle is floored for new and used vehicles, respectively, guaranteed by Smart Choice Automotive Group, Inc., collateralized by vehicle inventory floored. The line of credit agreement
  contains certain financial ratio covenants.                                             $ 3,007,827  $ 3,285,165

$3,750,000 floor plan line of credit, interest at prime plus 1.5% (9.25% at
  December 31, 1998), interest payable monthly, principal balance payable the earlier of (i) 48 hours from the time of sale of a vehicle or within 24 hours from the time payment is received from the purchaser of the vehicle or (ii)
  upon demand, collateralized by all inventory, fixed assets, holdback reserves, manufacturers' rebates, incentive payments and intangible assets of First
  Choice Auto Finance, Inc., guaranteed by Smart Choice Automotive Group, Inc.              3,190,739    2,659,968

$3,000,000 floor plan line of credit, interest at prime plus 1% (8.75% at
  December 31, 1998), interest payable monthly, principal payable upon sale of floored vehicle, guaranteed by Smart Choice Automotive Group, Inc., collateralized by certain assets of First Choice Stuart 1, Inc. The line of credit is subject to various financial and operating covenants. As of December
  31, 1998 and December 31, 1997, the Company was in violation of certain of the
  covenants. The lender has waived these covenants through January 1, 2000.                 2,503,402    2,341,959
--------------------------------------------------------------------------------------------------------------------

Total                                                                                     $ 8,701,968  $ 8,287,092
====================================================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8. INCOME TAXES    The components of deferred income tax assets consist of the following:

                   DECEMBER 31,                                           1998              1997
                   --------------------------------------------------------------------------------
                   Deferred income tax assets:
                     Net operating loss carryforwards         $      2,910,000    $    3,476,000
                     Accounts receivable                             4,672,000         2,589,000
                     Stock options                                   1,901,000         1,805,000
                     Charitable contribution carryforwards             303,000           523,000
                     Compensation and accrued vacation                 915,000           423,000
                     Depreciation and amortization                     626,000           243,000
                     Inventory and other                               103,000           149,000
                     Warranty reserve                                  235,000            93,000
                   --------------------------------------------------------------------------------

                   Gross deferred income tax assets                 11,665,000         9,301,000
                   Valuation allowance                             (11,665,000)       (9,301,000)
                   --------------------------------------------------------------------------------

                   Total deferred income tax assets           $             --    $           --
                   ================================================================================

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                   year under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, and the provisions of Treasury Regulation 1.1502-21 regarding separate return limitation years.

9. COMMITMENTS     LEASES
   AND
   CONTINGENCIES   The Company conducts its operations partially from leased
                   facilities. These leases are classified as operating leases and expire on various dates through 2005.

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

                   As of December 31, 1998, future minimum lease payments under capital leases and future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                        CAPITAL         OPERATING
                                                                         LEASES            LEASES
                   ---------------------------------------------------------------------------------
                   1999                                           $     368,993     $   2,257,000
                   2000                                                 351,203         1,848,000
                   2001                                                 280,355         1,702,000
                   2002                                                 189,936         1,158,000
                   2003                                                   1,737           670,000
                   Thereafter                                                 -           804,000
                   ---------------------------------------------------------------------------------

                                                                      1,192,224     $   8,439,000
                                                                                    ==============

                   Less amount representing interest                    194,308
                                                                 --------------

                   Present value of net minimum lease payments    $     997,916
                                                                  =============

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

10. REDEEMABLE     During December 1996 and January 1997, the Company  sold
    CONVERTIBLE    395,000 shares of Series A redeemable convertible preferred
    PREFERRED      stock. Proceeds from these offerings, net of offering costs,
    STOCK          were approximately $977,000. The liquidation preference of each preferred share is $2.00. Upon the completion of an initial public offering of the Company that raises a minimum of $20 million in gross proceeds, each preferred share will be converted automatically into the higher of: (i) one share of the Company's

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   $.01 par value common stock or (ii) that number of shares of common stock having a value (as measured by a public offering sale price) equal to $9.00. The holders of the Series A shares may require, by a two-thirds vote of the issued and outstanding Series A shares, that the Company offer to redeem the Series A shares at any time after September 30, 1998. The redemption price will equal $2.00 per share. As of December 31, 1998, all of these Series A shares had been exchanged for 526,500 shares of common stock of the Company.

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

11. PREFERRED      In May 1998, the Company sold to a private investment group
    STOCK          220 shares of the Company's Series B convertible preferred stock for $10,000 per share. Proceeds from this offering, net of offering costs, were approximately $2,200,000. The Series
                   B convertible preferred stock accrues dividends at a rate of 11% per year and is convertible into common stock at a conversion rate of $10.00 per share. After November 5, 1999, the Company may, at its option, redeem the Series B convertible preferred stock for $10,000 per share. In connection with the issuance of the Series B convertible preferred stock, the Company agreed to certain limitations on the issuance of additional shares of preferred stock by the Company.

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

12. CONTINGENT     In connection with the acquisitions in January and February
    REDEMPTION     1997 ("Predecessor Acquisition"), two founding stockholders
    VALUE OF       of SCHI each received 588,695 shares of common stock of the
    PUT OPTIONS    Company in exchange for shares of SCHI common stock. Each of the two founding stockholders were also beneficiaries under two trusts, the Management Trust and the Finance Trust. As part of the Predecessor Acquisition, these trusts received a total of 710,000 shares of common stock in exchange for the SCHI common stock. The founding stockholders have the sole right to receive any proceeds of the sale of the common stock held by the trusts.

                   The trusts shall, after the first to occur of 1) the satisfaction of the purposes of the trusts and the exercise or expiration of all options granted with respect to the shares of the Company's common stock or 2) February 15, 2007, cause shares of common stock held by the trust to be purchased by the Company (the "Put Option"). The purchase price per share for the Finance Trust is $4.00 and for the

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   Management Trust is the average of the closing market price for 20 days immediately preceding the date of the trustees' notice regarding such purchase by the Company. Accordingly, the redemption value of the Put Option of $1,539,148 and $2,840,006 as of December 31, 1998 and 1997, respectively represents the options' price multiplied by the number of shares under option, and is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Common Stock Put Options." The decrease in the redemption value of $1,300,852 during 1998 was recorded as additional paid-in capital.

                   Options were granted to employees and lenders under these trusts. The trusts will receive the proceeds, if any, from the exercise of these options. Since these options were not granted by the Company and their exercise will not result in the issuance of any additional common stock, they have been excluded from the tables included in Note 13.

13. CAPITAL        INCREASE IN PAR VALUE AND STOCK SPLIT
    STOCK
                   In March 1997, the Company authorized an increase in the par value of its common stock from $.001 to $.01. On July 23, 1998, the Board of Directors authorized a 1-for-2 reverse stock split with respect to the common stock. All common share information included in the accompanying financial statements has been retroactively adjusted to give effect to the increase in par value and the reverse stock split.

                   STOCK OPTIONS

                   The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices which equal or exceed the market price of the Company's

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                   Under the accounting provisions of FAS 123, the Company's net loss applicable to common stock and loss per share would have been increased to the pro forma amounts indicated below:

                   YEAR ENDED DECEMBER 31,                       1998           1997        1996
                   --------------------------------------------------------------------------------
                   Net loss applicable to common
                     stock from continuing operations
                       As reported                       $ (7,777,224)  $(17,589,020)  $(703,788)
                       Pro forma                           (7,998,224)   (21,177,799)   (703,788)

                   Basic loss per common share from
                     continuing operations
                       As reported                       $      (1.26)  $     (3.97)   $    (.26)
                       Pro forma                                (1.29)        (4.76)        (.26)

                   Net loss applicable to common stock
                       As reported                       $ (7,348,386)  $(18,981,938)  $(703,788)
                       Pro forma                           (7,569,386)   (22,570,717)   (703,788)

                   Basic loss per common share
                       As reported                       $      (1.19)  $      (4.28)  $    (.26)
                       Pro forma                                (1.22)         (5.09)       (.26)
                   ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   The following table summarizes information about employee plan and non-plan stock option activity for the periods ended December 31, 1998, 1997 and 1996:

                                                                                 WEIGHTED-AVERAGE
                                                               WEIGHTED-AVERAGE     FAIR VALUE OF
                                                       SHARES    EXERCISE PRICE   OPTIONS GRANTED
                   --------------------------------------------------------------------------------
                   Outstanding, December 31, 1996          --           $   --             $  --
                     Acquired in merger                87,500             5.32                --
                     Granted, at market value         419,000             9.78              5.56
                     Granted, above market value       15,000            13.00              7.10
                     Granted, below market value       25,000             8.14              5.06
                     Exercised                         (6,250)            5.00                --
                     Forfeited                         (1,500)            9.76                --
                   --------------------------------------------------------------------------------

                   Outstanding, December 31, 1997     538,750             9.12                --
                     Granted, at market value         909,200             8.17              5.27
                     Exercised                         (5,000)            5.50                --
                     Forfeited                       (104,575)            9.39                --
                   --------------------------------------------------------------------------------

                   Outstanding, December 31, 1998   1,338,375           $ 8.47             $  --
                   ================================================================================

                   At December 31, 1998 and 1997, a total of 413,250 and 301,250 options were exercisable at a weighted-average exercise price of $7.34 and $8.48, respectively.

                   The following table summarizes information about non-plan stock option activity issued to non-employees for the periods ended December 31, 1998, 1997 and 1996:

                                                                                 WEIGHTED-AVERAGE
                                                               WEIGHTED-AVERAGE     FAIR VALUE OF
                                                       SHARES    EXERCISE PRICE   OPTIONS GRANTED
                   --------------------------------------------------------------------------------
                   Outstanding - inception                 --           $   --             $  --
                     Granted, above market value      145,000             9.50                --
                   --------------------------------------------------------------------------------

                   Outstanding, December 31, 1996     145,000             9.50                --
                     Acquired in merger               522,000             7.62                --
                     Granted, at market value         116,250            10.12              5.16
                     Granted, above market value      150,000            16.34              4.56
                     Forfeited                       (340,000)            7.58                --
                     Expired                          (20,000)           10.00                --
                   --------------------------------------------------------------------------------

                   Outstanding, December 31, 1997     573,250            10.82                --
                     Granted, at market value          43,750             6.34              4.16
                     Granted, above market value        6,250             8.75              5.42
                     Exercised                        (66,250)            5.69                --
                   --------------------------------------------------------------------------------

                   Outstanding, December 31, 1998     557,000           $10.14             $  --
                   ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   At December 31, 1998, 1997 and 1996, a total of 532,000,
                   498,250 and 131,000 options were exercisable at a weighted-average exercise price of $10.17, $10.28 and $9.84, respectively.

                   The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                     ----------------------------------  --------------------------
                                                  WEIGHTED-  WEIGHTED-                  WEIGHTED-
                                                   AVERAGE     AVERAGE                   AVERAGE
                   RANGE OF              NUMBER   EXERCISE   REMAINING         NUMBER   EXERCISE
                   EXERCISE PRICES   OUTSTANDING     PRICE        LIFE    EXERCISABLE      PRICE
                   --------------------------------------------------------------------------------
                   EMPLOYEE PLAN AND
                     NON-PLAN OPTIONS
                   $3.38 to $5.00       254,250      $4.10   3.9 years        156,250      $3.96
                   $6.00 to $8.50        96,975       7.59   3.7 years         32,500       7.15
                   $9.00 to $13.00      987,150       9.68   4.0 years        224,500       9.72
                   --------------------------------------------------------------------------------

                                      1,338,375      $8.47                    413,250      $7.34
                   ================================================================================

                   NON-EMPLOYEE
                     NON-PLAN OPTIONS
                   $3.52 to $6.00       127,500      $5.24   3.0 years        127,500      $5.24
                   $8.75 to $13.00      379,500      10.82   3.2 years        354,500      10.90
                   $17.50                50,000      17.50   3.0 years         50,000      17.50
                   --------------------------------------------------------------------------------

                                        557,000     $10.14                    532,000     $10.17
                   ================================================================================

                   COMMON STOCK OPTIONS ISSUED - COMPENSATION

                   During the year ended December 31, 1998, compensation expense of $215,875 was recognized on common stock options granted to directors. During the year ended December 31, 1997, compensation expense of $3,809,826 was recognized on common stock options granted to employees and directors. These options were granted by trusts created by two major stockholders to

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   purchase shares of the Company's common stock owned by the trusts. The trusts will receive the proceeds, if any, from the exercise of these options. Since these options were not granted by the Company and their exercise will not result in the issuance of any additional common stock, they have been excluded from the tables above. Additional compensation expense was recognized during 1997 as a result of the issuance of 160,000 shares of common stock by the aforementioned trusts in exchange for stock options for 680,000 shares of common stock relinquished by a former employee. The 160,000 shares were valued at approximately $800,000 based upon the market price at the date of their issuance. Since the stockholders of these trusts were, in effect, fulfilling an obligation of the Company, the value of these shares was recorded as compensation expense.

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                   COMMON STOCK - INCENTIVE PLAN

                   During 1998, the Company's Board of Directors and stockholders approved the 1998 Executive Incentive Compensation Plan (the

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                   STOCK WARRANTS

                   At December 31, 1998, the Company had the following stock warrants outstanding:

                                                  NUMBER OF
                                                 UNDERLYING         EXERCISE
                   EXPIRATION DATE                   SHARES            PRICE
                   ------------------------------------------------------------
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
                                                ------------

                                                    919,070
                                                ============

                   At December 31, 1998, 919,070 of the warrants were exercisable.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   SHARES RESERVED

                   At December 31, 1998, the Company has reserved approximately 11,985,000 shares of common stock for future issuance under all of the above arrangements, the convertible debt and the convertible preferred stock.

14. RESTRUCTURING  During the fourth quarter of 1997, after all acquisitions
    CHARGE were completed, the Company implemented a restructuring program (the "Program") designed to enhance overall competitiveness and efficiency through the reduction of operating costs. The Program resulted in a charge to operations of $2,117,906. The charge consists primarily of costs related to employment contract terminations and severance pay. At December 31, 1998 and 1997, approximately $415,000 and $1,101,266 related to disputed employment termination claims was included in accrued expenses.

15. RETIREMENT     The Company sponsors a defined contribution pension plan for
    BENEFIT PLAN   all employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and contributions by the Company to be determined at the discretion of the Board of Directors. The Company made no contribution to the plan for the years ended December 31, 1998 and 1997.

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


16. SUPPLEMENTAL   The Company considers all highly liquid investments with a
    CASH FLOW      maturity of three months or less to be cash equivalents.
    INFORMATION

                   YEAR ENDED DECEMBER 31,                                    1998          1997
                   --------------------------------------------------------------------------------
                   Cash paid for interest                            $   8,611,127 $   4,228,339
                   ================================================================================

                   Noncash investing and financing activities:
                     Notes payable and capital lease obligations
                       incurred in connection with the purchase of
                       property and equipment                        $     316,516 $   3,722,670
                     Notes payable issued in connection with
                       acquisitions                                             --    11,015,272
                     Modification to conversion price of debt               83,333            --
                     Increase (decrease) in contingent liability of
                       put options                                      (1,300,852)    2,840,000
                     Common stock issued in connection with
                       acquisitions                                             --    14,413,880
                     Common stock issued for conversion of debt          1,497,716     1,770,056
                     Common stock options granted to employees and
                       directors                                           215,875     3,809,826
                     Common stock options and warrants issued to
                       consultants, lenders and others                     254,802     1,957,953
                     Common stock issued for services                       36,376        99,806
                     Common stock issued by stockholders for
                       cancellation of common stock options granted
                       by the Company                                           --       800,000
                     Common stock issued for stock notes receivable        115,200            --
                     Contribution to capital by stockholder                     --       159,203
                     Debt discount on convertible debt                          --       827,685
                     Common stock issued for conversion of
                       preferred stock and accrued dividends             4,931,835            --
                     Purchase of treasury stock for reduction of
                       accounts receivable and acquisition debt             93,900            --
                     ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


17. DISCLOSURES     Statement of Financial Accounting Standards No. 107,
    ABOUT FAIR     "Disclosures about Fair Value of Financial Instruments,"
    VALUE OF       requires that the Company disclose estimated fair values for
    FINANCIAL      its financial instruments. The following summary presents a
    INSTRUMENTS    description of the methodologies and assumptions used to
                   determine such amounts:

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

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   NOTES PAYABLE

                   The terms of the Company's notes payable approximates the terms in the market place at which they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.

18. SEGMENT        During 1998, the Company adopted Statement of Financial
    INFORMATION    Accounting Standards No. 131 (SFAS 131), "Disclosures about
                   Segments of an Enterprise and Related Information." SFAS 131 requires that public enterprises report certain information about reporting segments in financial statements. It also requires the disclosure of certain information regarding services provided, geographic areas of operation and major customers.

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

                   The following table shows certain financial information by reportable segment as of and for the years ended December 31, 1998, 1997 and 1996 and excludes the operations of the discontinued segments:

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                                               FINANCING          CORPORATE        DISCONTINUED
                                      USED CAR STORES           SERVICES          AND OTHER          OPERATIONS           COMBINED
-----------------------------------------------------------------------------------------------------------------------------------
            1998
Revenue from external customers         $  78,227,027      $  15,709,539      $   1,448,261       $          --      $  95,384,827
Intercompany revenues                              --          5,434,451                 --                  --          5,434,451
Operating income (loss)                     4,411,292          4,933,046         (7,606,726)                 --          1,737,612
Depreciation and amortization                 181,377             69,469          1,690,551             272,799          2,214,196
Interest expense                              300,527          5,629,078          2,822,056                  --          8,751,661
Abandoned public offering costs                    --                 --          1,062,962                  --          1,062,962
Identifiable assets                        15,918,151         66,174,394         16,913,961          24,585,527        123,592,033
Capital expenditures                          447,039            266,709            409,155             341,999          1,464,902


            1997

Revenue from external customers         $  35,279,228      $   6,898,694      $   1,177,903       $          --      $  43,355,825
Intercompany revenues                              --          2,310,962                 --                  --          2,310,962
Operating income (loss)                        71,502          3,028,598        (14,777,708)                 --        (11,677,608)
Depreciation and amortization                  41,709              8,078          1,270,695             364,758          1,685,240
Compensation expense related to
  options                                          --                 --          4,649,702                  --          4,649,702
Restructuring charges                              --                 --          2,117,906                  --          2,117,906
Interest expense                              153,405          2,902,039          2,517,863                  --          5,573,307
Identifiable assets                        10,273,420         34,763,399         18,719,167          25,349,005         89,104,991
Capital expenditures (exclusive of
  acquisitions)                             1,494,370            178,238          3,182,884             223,822          5,079,314


            1996
Revenue from external customers         $          --      $          --      $          --       $          --      $          --
Operating income (loss)                            --                 --           (670,616)                 --           (670,616)
Depreciation and amortization                      --                 --              4,381                  --              4,381
Interest expense                                   --                 --             33,172                  --             33,172
Identifiable assets                                --                 --            716,290                  --            716,290
Capital expenditures                               --                 --             24,586                  --             24,586
====================================================================================================================================

19. DISCONTINUED In January 1999, management of the Company made a decision to OPERATIONS discontinue the operations of the new car dealerships segment and the parts and accessories segment in order to focus the Company's continuing operations exclusively on the retail sale of used cars through its used car stores, as well as the financing of the used cars

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                   sold. The new car dealerships segment operates two new car dealerships in Florida. The parts and accessories segment sells and distributes Corvette parts and accessories throughout the United States, primarily through its extensive catalog. These two segments are expected to be sold during 1999 at a net gain.

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

                   The net assets of the discontinued operations included in the December 31, 1998 and 1997 consolidated balance sheets consist of the following:

                   DECEMBER 31,                                             1998            1997
                   --------------------------------------------------------------------------------
                   Cash and cash equivalents                      $      448,596   $     489,509
                   Accounts receivable                                   857,293         854,382
                   Inventories                                         6,776,414       7,602,221
                   Notes receivable                                            -          46,280
                   Prepaid expenses                                      960,582         666,512
                   Property and equipment, net                         4,187,687       4,098,723
                   Goodwill, net                                      11,286,075      11,580,303
                   Other assets                                           68,880          11,075
                   Accounts payable                                   (1,405,617)     (1,663,149)
                   Accrued expenses                                     (625,187)       (696,467)
                   Notes payable                                      (3,066,721)     (5,189,282)
                   Floor plans payable                                (5,511,229)     (5,627,123)
                   Capital lease obligations                            (147,817)       (234,381)
                   -------------------------------------------------------------------------------

                   Net assets of discontinued operations          $   13,828,956   $  11,938,603
                   ===============================================================================

20. FOURTH         During the fourth quarter of 1998 and 1997, the Company
    QUARTER        recorded the following adjustments:
    ADJUSTMENTS

                                                                             1998           1997
                   --------------------------------------------------------------------------------
                   Expense costs of abandoned public offering         $ 1,062,962    $   479,406
                   Restructuring charge                                        --      2,117,906
                   Expense related to stock options, warrants and
                     beneficial conversion feature                        554,010      1,405,087
                   Increase in allowance for credit losses and
                     other adjustments to finance receivables           3,314,012             --
                   Inventory write-downs                                1,094,096             --
                   Write-down of goodwill from asset sale and
                     impairment                                         1,045,847             --
                   ================================================================================

                                             SMART CHOICE AUTOMOTIVE GROUP, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                   The effect of the above 1998 fourth quarter adjustments on previous quarters is as follows:

                                                                THREE MONTHS          THREE MONTHS
                                                                       ENDED                 ENDED
                                                                    JUNE 30,         SEPTEMBER 30,
                                                                        1998                  1998
                   ----------------------------------------------------------------------------------
                   Quarterly adjustment                         $  1,115,783          $  3,661,616
                   ----------------------------------------------------------------------------------

                   Net income (loss) applicable to common stock:
                       As reported                              $  2,355,206          $  1,627,992
                       As restated                                 1,239,423            (2,033,624)

                   Basic earnings (loss) per share:
                       As reported                              $       0.36          $       0.25
                       As restated                                      0.19                 (0.34)

                   Diluted earnings (loss) per share:
                       As reported                              $       0.36          $       0.23
                       As restated                                      0.17                 (0.34)
                   =================================================================================