Form 10-K405
period 2000-04-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-08-14
CIK 949091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended                   April 30, 2000
                                                     --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

Commission file number                      1-14082
                                            -------

                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

         FLORIDA                                       59-1469577
(State or other jurisdiction of           (I.R.S.  Employer Identification No.)
incorporation or organization)

5200 S. Washington Avenue, Titusville, Florida      32780        (321) 269-0834
 (Address of  principal executive offices)        (Zip Code)      (Issuer's
                                                               telephone number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the common equity held by non-affiliates of the Registrant as of July 27, 2000 totaled $ 9,552,688.

         As of July 27, 2000, 2,444,394 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2000 are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

PART I
   ITEM 1-BUSINESS                                                                                       1

   ITEM 2-PROPERTIES                                                                                     7

   ITEM 3-LEGAL PROCEEDINGS                                                                              8

   ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            8

PART II

   ITEM 5-MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
    MATTERS                                                                                              9

   ITEM 6-SELECTED FINANCIAL DATA                                                                        9

   ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS         11

   ITEM 7A-QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                    18

   ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                   18

   ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE          18

PART III

   ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                           19

   ITEM 11-EXECUTIVE COMPENSATION                                                                       19

   ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT                                                                                           19

   ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               19

PART IV

   ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
   FORM 8-K                                                                                             19

Appendix A - Report of Independent Certified Public Accountant and Consolidated Financial Statements

                                     PART I

ITEM 1-BUSINESS

         We operate one of the largest chains of buy here-pay here car dealerships in the United States. We operate 24 dealerships located in major markets in Texas and Florida. We have one line of business: to sell and finance quality used vehicles to credit-impaired customers. In Texas, we operate twelve lots under the name PAACO, and in Florida we operate twelve lots under the name First Choice.

         Our Texas operations began in 1992 as an automobile auction concern in Arlington, Texas under the name Public Auto Auction Company (PAACO). In 1993, PAACO entered the buy here-pay here market. Our Florida operations (First Choice) began in 1997 with five roll ups of buy here-pay here operations.

         Effective December 1, 1999, Smart Choice Automotive Group, Inc. (the Company or Smart Choice), the parent of First Choice, acquired all of the outstanding stock of PAACO. As a result of the acquisition, the stockholders of PAACO, including its majority stockholder, Crown Group, Inc. (Crown), became the controlling stockholders of Smart Choice. For financial reporting purposes, PAACO is deemed to be the acquiring entity and the acquisition has been reflected as a recapitalization of PAACO and an acquisition by PAACO of Smart Choice.

INDUSTRY

          Used car retail sales typically occur through franchised new car dealerships that sell used cars or independent used car dealerships. The market for used car sales in the United States is significant and has steadily increased over the past five years. We believe that the factors that have led to growth in this industry include:

         (i) substantial increases in new car prices, which have made new cars less affordable to the average consumer,

         (ii) the greater reliability and durability of used cars resulting from the production of higher quality cars, and

         (iii) the increasing number of vehicles coming off lease programs in recent years.

         Many industry analysts expect these trends to continue, leading to further expansion of the used car sales market. First Choice and PAACO participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by buy here-pay here dealerships, car dealerships that sell and finance sales of used cars to credit-impaired borrowers. Buy here-pay here dealers typically offer their customers certain advantages over more traditional financing sources, such as:

         (i)      broader and more flexible underwriting guidelines;

         (ii) flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days); and

         (iii) the ability to make payments in person, an important feature to many credit-impaired borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail.

Used Car Sales and Financing

         The automobile financing industry is the third-largest consumer finance market in the country, after mortgage and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by such traditional lending sources as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and buy here-pay here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower. Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. We believe traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the approximately 63,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of the contract receivables they originate.

OPERATING STRATEGY

Our operating strategy emphasizes the following points:

SELL RELIABLE, QUALITY CARS. We sell reliable, quality used cars. We believe that product failure is a leading cause of defaults on finance contracts in the self-financed used car industry. We utilize guidelines in purchasing, inspecting, reconditioning and servicing, to minimize defaults. At First Choice we include a 24,000 mile/24-month warranty with the sale of most used cars, and at PAACO we generally include a 6,000 mile/6-month warranty.

UTILIZE CENTRALIZED CREDIT APPROVAL WITH A BUY ROOM. We integrate the credit approval function and sales process for used cars with a buy room that ensures credit worthiness as well as proper deal structure such as overall gross profit, term and interest rate. The credit underwriting process strictly adheres to objective underwriting standards that have resulted in improved collection experience. We regularly review our collection results to assess the effectiveness of our underwriting standards.

APPLY RIGOROUS COLLECTION PRACTICES. We diligently and pro-actively pursue the collection of our finance receivables while maintaining a professional, customer-friendly atmosphere. Our collection policy includes telephoning a borrower if the borrower's payment is one day late, and repossession procedures generally begin when the customer is one payment past due. As of April 30, 2000, 96.61% of our finance receivables at PAACO were current and 97.65% of First Choice's finance receivables were current.

MAXIMIZE RECOVERY ON REPOSSESSIONS. We believe that we generally experience lower losses on repossessions than other lenders in the self-financed used car industry due to:

         (i)      the quality of the cars we sell;

         (ii) the timeliness of our repossessions ("zero tolerance" policy for nonpayment); and

         (iii) our ability to re-market repossessions. We recondition and re-market a majority of our repossessions through our dealerships, rather than through auctions (where cars are generally sold at lower prices).

INCREASE OPERATING EFFICIENCY. An ongoing effort has been made to increase operating efficiency by combining administrative functions in order to reduce costs. We have consolidated functions such as accounting and treasury, insurance and employee benefits, and legal support, and in the coming year we believe we will continue to increase our operating efficiency in such areas as reconditioning, purchasing and transporting inventory.

EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. All of our used car dealerships are linked to an integrated computer-based management information system (the "MIS") that allows the Company to obtain "real time" information on its operations. We use the MIS to transmit data between our headquarters and our various stores, to evaluate store performance daily, monitor inventory, sales, costs, customer payments and facilitates the underwriting and collection of its finance contracts.

PROMOTE PAACO AND FIRST CHOICE BRANDS. We believe that our PAACO and First Choice brands are synonymous with quality cars and customer service. By seeking to maintain continuity in the appearance of our store locations, we expect to promote our name recognition. Further, we maintain a consistency between facilities and marketing materials through the use of standardized logos.

AVOID THIRD PARTY FINANCE RECEIVABLES. As part of our operating philosophy, we only originate and service finance receivables on used cars sold at our used car stores. We do not intend to purchase third party finance receivables or purchase other dealerships with existing finance receivables.

CONTROLLED GROWTH IN DEALERSHIP SITES. PAACO's business began in Texas in 1992 as a retail auto auction concern. PAACO entered the buy here-pay here market in 1993, grew modestly in the Dallas/Fort Worth area over the next few years, and entered the Houston area in 1999. Effective December 1, 1999, our Florida operations were acquired through the acquisition of PAACO by Smart Choice. In the coming year we anticipate that, as we focus on maintaining sales at or near our present monthly sales rate, we will not acquire any additional dealerships, although PAACO and First Choice may each open a number of new lots.

SELF-FINANCED USED CAR STORES

         We currently own and operate 12 self-financed dealerships under the PAACO name in Texas and 12 dealerships under the First Choice name in central Florida. PAACO dealerships are divided into two regions (the Dallas/Fort Worth and, Houston, Texas metropolitan areas). First Choice dealerships are divided into three regions (the Tampa-St. Petersburg and Orlando, Florida metropolitan areas and the North I-75 area). We evaluate and upgrade the dealership facilities we open with fresh exterior and interior paint and new signage and replace furniture and fixtures as necessary to make the new locations similar to our existing locations.

         The following table summarizes, by market, the number of dealerships we presently operate.

                  PAACO
                           Dallas/Fort Worth                            9
                           Houston                                      3
                                                                       --
                           Total PAACO                                 12
                                                                       ==

                  First Choice
                           Orlando                                      4
                           Tampa / St. Petersburg                       6
                           I-75 North                                   2
                                                                       --
                           Total First Choice                          12
                                                                       ==

                  Total                                                24
                                                                       ==

         Our stores generally maintain an average inventory of 80 used cars per store, featuring a wide variety of makes and models (with ages generally ranging from two to six years) and a range of sale prices, all of which enable us to meet the preferences and budgets of a wide range of potential customers targeted for the area. We believe that by selling higher quality used cars and providing warranties to cover major repairs, improved customer satisfaction and fewer defaults on finance contracts result.

         We provide, through a third-party underwriter, a 6-month/6,000 mile warranty for our Texas customers and a 24-month/24,000 mile warranty for our Florida customers with most used cars sold. The warranty we provide allows the used cars to be repaired nationally by any one of approximately 375,000 ASE (Automotive Service Excellence) certified technicians. Additionally, our Texas customers can have PAACO repair their vehicles at our Service Centers in Texas. First Choice performs limited repairs under these warranties. Customers are responsible for payment of up to a $100 deductible for each warranty repair made.

         We acquire our used cars primarily at auto auctions. All cars are subjected to a detailed inspection, reconditioning and, as necessary, repair at our reconditioning facilities. If a car is not sold in a timely manner, it is moved to another dealership or sold at auction.

RECONDITIONING CENTERS. First Choice uses two reconditioning centers in its used car operations. The centers put the used cars through our inspection program, perform minor bodywork and detail. The main reconditioning facility is located in Lakeland, Florida, has 31,286 square feet and is located on 6.7 acres. The facility has reconditioning capacity of approximately 550 cars per month. PAACO's main reconditioning facility is located in Grand Prairie, Texas, has total square footage of 101,000 and is located on a 19.5-acre parcel. We believe our present reconditioning facilities have sufficient capacity to support our expected sales in the foreseeable future.

MARKETING AND SALES. A primary focus of our marketing strategy is our ability to finance automobile purchases for consumers with poor credit histories. We have initiated marketing programs designed to attract credit-impaired customers, reward those customers who pay on time, develop customer loyalty and increase referral and repeat business. We have created value-added programs for our customers which include providing quality cars through a comprehensive inspection and refurbishment program, a warranty on most used cars sold at our dealerships, rapid loan application processing and pre-qualification over the telephone by calling a toll-free number.

         We advertise extensively in the radio and television media, emphasizing our multiple locations, wide selection of quality used cars, ability to provide financing to many credit-impaired borrowers and additional value-added programs such as warranties and loan pre-qualifications. In addition, we believe that our upgraded facilities provide effective advertising and attract drive-by traffic to visit the stores because their appearance conveys the image of a used car store that offers quality cars. We believe that our advertising and marketing approach creates brand name recognition and promotes our image as a professional, customer-oriented business. Further, at PAACO we concentrate our marketing efforts towards the Hispanic community.

         We utilize various telemarketing programs to promote our used cars. For example, potential customers are contacted within several days of their visit to a dealership to follow up on leads and obtain information regarding their experience while at our dealership. In addition, used car customers with satisfactory payment histories are contacted several months before their finance contract matures and are offered an opportunity to purchase another car.

         We employ a dedicated on site sales force. We continually seek to develop and retain qualified salespersons. The salesperson's sole responsibility is the sale of cars. Sales personnel do not in any way participate in the financing aspects of the sale. As of April 30, 2000, we employed 103 full-time salespersons at our dealerships. The salespersons are compensated primarily through commissions based on the sales price and units sold in Florida and amount of down payment and units sold in Texas.

EMPLOYEES

         At June 30, 2000, we employed 592 employees, consisting of 332 PAACO employees and 260 First Choice employees. None of our employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

         Our executive officers are as follows:

         Name                     Age      Position and Office
         ----                     ---      -------------------
         Edward R. McMurphy       50       Chairman of the Board
         James Edward Ernst       49       President, Chief Executive Officer
         Larry W. Lange           60       Vice President
         Gary R. Smith            46       Vice President
         Ronald W. Anderson       53       Vice President, Chief Operating
                                           Officer
         Joseph B. Cavalier       46       Vice President, Chief Financial
                                           Officer, Treasurer

         Edward R. McMurphy has served as Chairman of the Board of Smart Choice since December 1999. He has also served as the Chief Executive Officer and Chairman of Crown since July 1984, and has served as a director of Crown since its inception in April 1983.

         James Edward Ernst, C.P.A., has served as President and Chief Executive Officer and as a director of Smart Choice since December 1999. Prior to joining Smart Choice, Mr. Ernst served as a consultant to Crown from November 1998 until December 1999. From December 1995 until October 1998, he served as President and Chief Executive Officer of Casino Magic Corporation, and from June 1991 until September 1995, he served as President and Chief Executive Officer of Casino America, Inc.

         Larry Lange is presently Vice President of Smart Choice as well as the Chief Executive Officer of PAACO. Prior to founding PAACO in 1992, he owned and operated several new car franchises.

         Gary R. Smith has served as a director and Vice President of Smart Choice and as President of First Choice since December 1999. He served as President and Chief Executive Officer of Smart Choice from February 1997 until December 1999. From 1990 until January 1997, Mr. Smith was the President, Chief Executive Officer and owner of Florida Finance Group, Inc. Mr. Smith also served, from 1981 until January 1997, as the President, Chief Executive Officer and owner of Suncoast Auto Brokers, Inc., an automobile dealership, and Suncoast Auto Brokers Enterprises, Inc., a used car dealership. Mr. Smith served as President of the Florida Independent Automobile Dealers Association in 1993 and currently serves as a member of that association's Board of Directors. Mr. Smith also serves as a member of the Board of Directors of the National Independent Automobile Dealers Association.

         Ronald W. Anderson has served as Smart Choice's Vice President and Chief Operating Officer since 1997. From June 1996 to March 1997, he was Vice President of Marketing for North American Mortgage Insurance Group. From 1989 through June 1996, he served as Executive Vice President for Operations of the Riverside Group, a diversified holding company, the business of which included real estate, insurance and retail building supplies.

         Joseph B. Cavalier joined the Company as Vice President, Chief Financial Officer, and Treasurer in December 1999. In 1999, he assisted Crown with special projects including serving as Chief Financial Officer of PAACO. From 1995 to 1998 he served as Chief Financial Officer of HardCote Technologies, Inc. a manufacturer of aircraft parts. Prior to 1995, he was employed for over 20 years in the retail car and truck dealership industry, serving in various capacities including General Manager and Chief Financial Officer.


COMPETITION

         The used automotive retailing industry is highly competitive and fragmented. Presently there are an estimated 23,000 franchised automobile dealers and 63,000 independent used vehicle dealers. In recent years a number of large companies such as Car Max have entered the used car sales business. We believe these larger companies do not provide significant competition for us as they tend to sell higher priced vehicles to consumers with stronger credit histories. First Choice and PAACO compete principally with other independent buy here-pay here dealers, and to a lesser degree with:

         (i) the used vehicle retailing operation of franchised automobile dealerships,

         (ii)     independent used vehicle dealers, and

         (iii) individual consumers who sell used vehicles in private transactions.

         We believe the principal competitive factors in our market include:

         (i)      the availability of financing to credit-impaired borrowers,

         (ii)     the breadth and quality of vehicle selection,

         (iii)    the availability of popular vehicles,

         (iv)     pricing,

         (v)      the convenience of a dealership's location, and

         (vi)     customer service.

We believe that our dealerships are competitive in each of these areas.

REGULATION AND LICENSING

         Our operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations pertaining to the sale and financing of vehicles. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws require that we obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts we originate, make specified disclosures to customers, limit our right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race and gender. In many cases we charge fixed interest rates in excess of traditional finance companies on the contracts originated at our dealerships. The states in which we operate impose limits on interest rates we can charge on our loans. These limits are generally based on the age of the vehicle. We believe we are in substantial compliance with all applicable federal, state, and local laws and regulations. However, if we do not remain in compliance with such laws, this failure could have a material adverse effect on operations. In addition, the adoption of additional laws, changes in the interpretation of existing laws, or our entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on us.

FINANCING CUSTOMERS WITH IMPAIRED CREDIT

         We offer financing to our customers who purchase used cars at our dealerships. We do not have any loans from persons who did not purchase a vehicle at one of our dealerships. We have a policy not to acquire third party originated finance contracts. We provide financing only for our own customers, thereby relying on our own underwriting standards and not those of third parties. Sales and financing are combined functions performed by a centralized buy room. Experienced financing and sales personnel make credit and deal structure decisions. At First Choice the deal structure typically provides for down payments of approximately 10% of the purchase price with the balance of the purchase price financed at an average annual percentage rate of approximately 22.5% over a period averaging 36 months with bi-weekly payments. At PAACO the typical deal structure would include a down payment of 14% to 15%, average annual percentage rate of 22% and a term of approximately 28 months with weekly payments. We finance approximately 98% of our used car sales through finance contracts that we originate and service.

CUSTOMER CREDIT PROFILE. We market to credit-impaired customers with "C" or "D" credit profiles. A "C" rated consumer may have an inconsistent employment record or unresolved problems with credit in the past. A "D" rated consumer has an unfavorable employment history and other credit problems, such as personal bankruptcy. Our customers are generally not able to finance a used car purchase from a captive finance subsidiary or a bank, each of which primarily provides financing to customers with "A" or "B" credit ratings.

 BUY ROOM EVALUATION PROCEDURES. We apply consistent underwriting standards in structuring our used car sales and loans. The most important criteria we use in evaluating a transaction are the applicant's creditworthiness, the collateral value of the car, employment and residence histories, income information, personal references, income and expense information and credit bureau reports. The sales managers at the dealerships submit the customer's credit application to our buy rooms, where the deal is structured. Senior management is directly responsible for the deal structure decisions made by our buy room staff. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Credit Losses" for information about our loan loss and delinquency experience.

CONTRACT SERVICING. We service our finance contracts through the use of servicing procedures which have been designed to minimize our credit losses:

         (i)      maintaining a "zero tolerance" policy for all non-payments;

         (ii)     monitoring loans and related collateral;

         (iii)    accounting for and posting all payments received;

         (iv)     responding to borrowers' inquiries;

         (v) taking all necessary action to perfect and maintain the security interest granted in the financed automobile;

         (vi) investigating delinquencies and communicating with borrowers to obtain timely payments;

         (vii)    pursuing deficiencies on loans; and

         (viii)   when necessary, repossessing the financed automobile.

COLLECTION POLICY ZERO TOLERANCE. We are strict in our collection policies, believing that by acting promptly and working with our customers, we are able to minimize our loss exposure. We begin collection efforts the day we sell the car. In both Florida and Texas, our policy is to permit the customer to keep the automobile only so long as payments are made.

REPOSSESSIONS. We begin the process of repossession immediately for non-payment. Repossessions are handled by independently licensed, bonded and insured repossession firms. We recondition and re-market approximately 70% of our repossessions through our dealerships, rather than through auctions (where cars are generally sold at lower prices).

THIRD PARTY FINANCE RECEIVABLES AND ACCOUNTING. As part of our operating philosophy, we originate and service finance receivables on used cars sold at our dealerships. We do not intend to purchase receivables originated by third parties.

ITEM 2-PROPERTIES

         As of April 30, 2000, we leased substantially all of our facilities, including dealerships, collection facilities that service dealership portfolios, and reconditioning centers. PAACO leases nine of its twelve dealership facilities in the Dallas/Fort Worth and Houston metropolitan areas. PAACO leases its corporate administrative offices and main reconditioning center in Grand Prairie, Texas.

         First Choice leases all twelve dealership facilities in the Orlando and Tampa/St. Petersburg metropolitan areas. Smart Choice owns approximately 10.3 acres of real property located in Titusville, Florida, with 12,000 square feet of office space that houses our corporate administrative offices and collection center.

ITEM 3-LEGAL PROCEEDINGS

         During March 1999, certain of our shareholders filed two putative class action lawsuits against us and certain of our current and former officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacities and on behalf of the class of persons who purchased or otherwise acquired our publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following our announcement on February 26, 1999 that a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public which caused plaintiffs to purchase Company securities at artificially inflated prices. The plaintiffs seek unspecified damages. We intend to contest these claims vigorously. We cannot predict the ultimate resolution of these actions at this time, and there can be no assurance that the litigation will not have a material adverse impact on our financial condition and results of operations or cash flows.

         We are involved in other legal and administrative proceedings in the ordinary course of business. We believe that none of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5-MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock, $.01 par value per share, is traded on the OTC Bulletin Board under the symbol "SCHA." At June 30, 2000, there were approximately 1,488 beneficial holders of our common stock. The following table sets forth the high and low closing sale prices of our common stock, as reported by the OTC Bulletin Board and the Nasdaq SmallCap Market, as applicable, for the periods indicated.

                                               High             Low
                                             ----------      -----------
                 Fiscal Year 1999:

                 First Quarter             $   232.50        $   160.00
                 Second Quarter            $   177.50        $    61.25
                 Third Quarter             $    97.50        $    67.50
                 Fourth Quarter            $    90.63        $    22.50

                 Fiscal Year 2000:

                 First Quarter             $   26.25         $    10.00
                 Second Quarter            $   20.63         $     6.25
                 Third Quarter             $   12.50         $     4.38
                 Fourth Quarter            $    8.13         $     5.00

         All prices shown in the table above have been adjusted to reflect the reverse split of 1 share for 20 shares effective July 26, 2000.

         Prior to September 14, 1999, our common stock was traded on the Nasdaq SmallCap Market. Continued listing of securities on the Nasdaq SmallCap Market requires the maintenance of certain criteria such as market value, public float, capital and surplus. On October 26, 1998, we were notified by Nasdaq that we were not in compliance with certain listing criteria which became applicable to SmallCap Market listed companies on that date. On September 14, 1999 our common stock was delisted from the Nasdaq SmallCap Market for non-compliance with the minimum listing criteria, and began trading on the OTC Bulletin Board.

Dividend Policy

         We have not paid dividends on our common stock since our initial public offering of common stock. We have no present plans to pay cash dividends in the foreseeable future and intend to retain earnings for future operations, reduction of debt and limited expansion of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. Our current covenants with our lenders restrict our ability to declare or pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         On July 26, 2000, Smart Choice effected a 1-for-20 reverse split of the shares of its common stock. Under applicable Florida law, Smart Choice was not permitted to redeem the fractional shares of common stock that were created by the reverse split. As of the date of the reverse split, Crown, the majority shareholder of Smart Choice, subscribed to purchase from Smart Choice that number of shares which would allow Smart Choice to distribute to each shareholder that fraction of one share, if any, which would cause such shareholder to own a whole number of shares of Smart Choice common stock following the reverse split. Crown has agreed to a purchase price for the shares equal to the average closing price of Smart Choice common stock on the five trading days following the reverse split. Smart Choice has estimated that the number of shares to be purchased by Crown and issued to Smart Choice shareholders will not exceed 1,000. The shares will be sold by Smart Choice to Crown pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6-SELECTED FINANCIAL DATA

Selected Consolidated Financial Information.

         The selected combined consolidated financial data of the Company as of and for the periods indicated below were derived from the audited financial statements of the Company. The selected consolidated financial data are qualified by reference to, and should be read in conjunction with,

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                  ($ in thousands except share and per share amounts)

                                                              Four months
                                                                 Ended
                                    Year ended April 30,       April 30,             Year ended December 31,
                                     2000          1999           1998           1997          1996          1995
                                --------------------------------------------------------------------------------------
Statement of Operations Data:

Sales of used cars                    $ 108,583     $  61,848     $   17,674      $  43,115     $  26,111    $  18,752
Less:
         Cost of used cars sold          67,594        41,858         10,539         29,324        16,576       10,651
         Provision for credit
         losses                          21,369         9,926            648          7,785         3,091        3,511
                                --------------------------------------------------------------------------------------
                                         19,620        10,064          6,487          6,006         6,444        4,590
                                --------------------------------------------------------------------------------------


Interest income:
         Interest income                 21,233         8,880          1,982          4,687         2,469        1,231
         Portfolio interest
         expense                          9,404         4,879          1,350          2,747         1,636          973
                                --------------------------------------------------------------------------------------
                                         11,829         4,001            632          1,940           833          258
                                --------------------------------------------------------------------------------------


         Income before
         operating expense               31,449        14,065          7,119          7,946         7,277        4,848

Operating expense:
         Selling, general and
         administrative                  25,274        15,860          6,114          9,284         6,663        4,723
         Depreciation and
         amortization                       819           392             77            164            77           45
         Other expense (income)             207            --             --           (258)          (84)         191
                                --------------------------------------------------------------------------------------
                                         26,300        16,252          6,191          9,190         6,656        4,959
                                --------------------------------------------------------------------------------------

Income (loss) before income
taxes                                     5,149        (2,187)           928         (1,244)          621         (111)

Income tax expense (benefit)              2,038          (775)           343           (293)           --           --
                                --------------------------------------------------------------------------------------

Net income (loss)                     $   3,111     $  (1,412)    $     585       $    (951)    $     621    $    (111)
                                ======================================================================================

Income (loss) per common share
         Basic                        $    3.04     $ (197.11)    $    81.63      $ (188.24)    $   62.10    $  (11.10)
         Diluted                      $    0.37     $ (197.11)    $     0.08      $ (188.24)    $   62.10    $  (11.10)

Weighted average shares:
         Basic                        1,023,476         7,163          7,163          5,050        10,000       10,000
         Diluted                      8,398,752         7,355      7,355,000          5,050        10,000       10,000


Balance Sheet Data:

Finance receivables, net              $ 132,855     $  47,757     $   34,192      $  27,381     $  16,443    $   8,392
Inventories                           $  12,190     $   6,771     $    3,742      $   2,591     $   1,741    $     960
Total assets                          $ 178,965     $  60,374     $   42,770      $  33,404     $  20,723    $  11,298
Revolving credit facility             $ 130,367     $  41,824     $   26,050      $  23,410     $  12,451    $   3,985
Other borrowings                      $  10,773     $   4,939     $    6,395      $   6,846     $   4,562    $   5,272
Total liabilities                     $ 162,337     $  53,677     $   37,660      $  33,521     $  19,890    $  11,084
Total stockholders' equity            $  16,095     $   6,697     $    5,109      $    (117)    $     834    $     213

Loan Portfolio Data:

Interest income                       $  21,233     $   8,880     $    1,982      $   4,687     $   2,469    $   1,231

                                                        Four months
                                                           ended
                                 Year ended April 30,     April 30,     Year ended December 31,
                                   2000          1999       1998       1997       1996      1995
                               --------------  ---------  ---------  ---------  --------- ----------
Other Operating Data:

Total revenues (in thousands)      $  129,816   $ 70,728   $ 19,656   $ 47,802   $ 28,580  $  19,983

Number of used cars sold                9,479      5,174      1,452      3,461      2,432          *
Open dealerships - end of
  period                                   24         10          9          8          4          3
Sales price - per car sold          $  11,455   $ 11,954   $ 12,172   $ 12,457   $ 10,736          *
Cost of sales - per car sold        $   7,131   $  8,090   $  7,258   $  8,473   $  6,816          *
Gross margin - per car sold         $   4,324   $  3,864   $  4,914   $  3,984   $  3,921          *
Provision for credit losses -                   $          $          $          $
  per car sold                      $   2,254   $  1,918   $    446   $  2,249   $  1,271          *
Interest Income - per car sold      $   2,240   $  1,716   $  1,365   $  1,354   $  1,015          *
Total operating expense - per                   $          $          $          $
  car sold                          $   2,775   $  3,141   $  4,264   $  2,655   $  2,737          *
Cost of used cars as percent
  of sales                              62.3%      67.7%      59.6%      68.0%      63.5%          *
Gross margin as % of sales              37.7%      32.3%      40.4%      32.0%      36.5%          *
Provision as % of sales                 19.7%      16.0%       3.7%      18.1%      11.8%          *
Total operating expense as %
  of revenue                            20.3%      26.3%      35.0%      21.3%      23.3%          *

*Not available

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Forward-looking statements, speak only as of the date the statements were made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. You should keep in mind the risk factors and cautionary statements found throughout this Form 10-K and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

         The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 8.


Overview

         We sell and finance used vehicles in two major markets in the United States. The First Choice market is based in Florida and the PAACO market is based in Texas. Effective December 1, 1999, Smart Choice acquired the stock of PAACO in a reverse acquisition in which PAACO's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, PAACO is deemed to be the acquiring entity. Accordingly, the financial statements include the results of PAACO for all periods presented and the results of First Choice from the date of acquisition (December 1, 1999) through April 30, 2000. Although financial information has been included for the periods prior to the year ended April 30, 1999, the following discussion will concentrate on comparisons for the year ended April 30, 2000 as compared to the year ended April 30, 1999, as a discussion of prior periods would not be meaningful.

Comparison of Results of Operations

         Sales of Used Cars and Cost of Used Cars Sold

                               ($ in thousands, except per car sold amounts)

                                                              Four months                     Annual % change
                                                                 ended         Year ended          2000
                                  Year ended April 30,         April 30,      December 31,     compared to
                                  2000            1999            1998            1997             1999
                             --------------- --------------- --------------- ---------------- ---------------
Number of used car sales              9,479           5,174           1,452            3,461           83.2%

Sales of used cars                $ 108,583       $  61,848       $  17,674        $  43,115           75.6%
Cost of used car sales            $  67,594       $  41,858       $  10,539        $  29,324           61.5%
Gross margin                      $  40,989       $  19,990       $   7,135        $  13,791          105.0%

Gross margin %                        37.7%           32.3%           40.4%            32.0%

Per car sold:
Sales                             $  11,455       $  11,954       $  12,172        $  12,457          (4.2)%
Cost of used cars sold             $  7,131        $  8,090       $   7,258        $   8,473         (11.9)%
Gross margin                       $  4,324        $  3,864       $   4,914        $   3,984           11.9%

         The number of used cars sold and revenue from the sales of used cars increased in fiscal 2000. The growth reflects an increase in the number of dealerships operated as a result of the merger and an increase in the number of used cars sold per dealership in Texas. Per car sales prices declined as a result of adding the lower priced Florida units to the sales mix and due to a concentrated effort in Texas to sell lower priced vehicles with higher gross margins. Gross margins increased as a result of increased total sales in fiscal 2000 and substantially lower cost of used cars sold. Cost of used cars sold was reduced by better buying and more cost effective reconditioning.

         Provision for Credit Losses

                                                               Four
                                                               months                       Annual % change
                                                               ended        Year ended           2000
                                       Year ended April 30,   April 30,     December 31,       compared to
                                         2000      1999         1998           1997              1999
-------------------------------------- ---------- --------    ---------    -------------    ----------------
Provision for credit losses (in         $ 21,369  $ 9,926       $  648          $ 7,785              115.3%
thousands)
Provision per used car sold             $  2,254  $ 1,918       $  446          $ 2,249               17.5%
Provision as % of sales price per          19.7%    16.0%         3.7%            18.1%
car sold

         The provision for credit losses in total, per used car sold and as a percentage of sales price per car sold each increased during the year ended April 30, 2000. The increases were due to increased gross margins and the increased volume from the addition of the First Choice portfolio. We determine the provision through analysis of our static pool, repossessions and recovery rates.

      Net Interest Income

                                               (in thousands)

                                                                                                 Annual %
                                                              Four months                         change
                                                                 ended         Year ended          2000
                                   Year ended April 30,        April 30,      December 31,     compared to
                                   2000           1999            1998            1997             1999
                                -----------------------------------------------------------------------------
Interest income                   $  21,233        $  8,880        $  1,982         $  4,687      139.1%
Portfolio interest expense        $   9,404        $  4,879        $  1,350         $  2,747       92.7%
                                -------------------------------------------------------------
Net interest income               $  11,829        $  4,001         $   632         $  1,940      195.7%

         Interest income consists primarily of interest on finance receivable principal balances. Principal balances grew from $47.8 million at April 30, 1999 to $132.9 million at April 30, 2000 primarily as a result of the addition of the First Choice portfolio. Principal balances during the four months ended April 30, 1998 and the year ended December 31, 1997 grew primarily as a result of adding dealerships at PAACO.

      Income before Operating Expenses

                                                                                        Four months
                                                                                           ended           Year ended
                                                         Year ended April 30,             April 30,       December 31,
                                                         2000               1999            1998              1997
                                                    -----------         -----------    -------------       -----------
Income before operating expenses (in thousands)      $31,449              $14,065          $7,119             $7,946

         Income before operating expenses grew from $14.1 million at April 30, 1999 to $31.4 million at April 30, 2000 primarily as a result of the addition of the First Choice dealerships.

      Operating Expenses

                                                                                        Four months
                                                                                           ended           Year ended
                                                         Year ended April 30,             April 30,       December 31,
                                                         2000               1999            1998              1997
                                                    -----------         -----------    -------------       -----------
Operating expenses (in thousands)                  $  26,300            $  16,252      $    6,191         $    9,190
     Per car sold                                  $   2,775            $   3,141      $    4,264         $    2,655
    As % of total revenues                             20.3%                23.0%           31.5%              19.2%

      Although operating expenses increased for the year ended April 30, 2000 compared to the previous year, as a percentage of total revenue they declined from 23.0% to 20.3%. The increase in total expenses was the result of the merger, while the reduction in operating expenses as a percentage of total revenue was a result of cost cutting and efficiency programs instituted during the year.

      Income Taxes

         Income taxes totaled $2.038 million for the fiscal year ended April 30, 2000, compared to an income tax benefit of $775,000 for fiscal 1999. Our effective tax rate was 39.6% for the year ended April 30, 2000.

Balance Sheet Comparisons

      The following table sets forth the components of our finance receivables for the periods indicated:

                                                    (in thousands)
                                                      April 30,
                                                 2000            1999
                                            ------------     -------------
         Finance receivables gross balance  $    199,629     $      67,770
         Unearned finance charges               (34,483)          (12,426)
         Allowance for credit losses            (32,291)           (7,587)
                                            ------------     -------------
         Finance receivables net            $    132,855     $      47,757
                                            ============     =============

      Our finance receivables gross balance and unearned finance charges increased due to increases in sales and the addition of the First Choice portfolio.

                                                    (in thousands)
                                                     Year ended
                                                      April 30,
                                                 2000            1999
                                            ------------     -------------
         Allowance activity:
         Balance, beginning of period       $      7,587     $       4,728
         Acquisition of First Choice              23,559                --
         Provision for credit losses              21,369             9,926
         Charge-offs, net of recoveries         (20,224)           (7,067)
                                            ------------     -------------
         Balance at end of period           $     32,291     $       7,587
                                            ============     =============

         Allowance as % of ending
              principal balances                   19.6%             13.7%
                                                   =====             =====

      Our allowance activity reflects the addition of the First Choice portfolio. The increase in the allowance as a percentage of the principal balance from 13.7% at April 30, 1999 to 19.6% at April 30, 2000 was primarily due to the larger required allowance of First Choice's portfolio, higher gross profit margins during 2000 and corresponding lower recovery rates along with longer-term loans.

Financial Position

The following table represents key components of our financial position:

                                ($ in thousands)

                                           April 30,                Annual % change,
                                  ----------------------------       2000 compared
                                    2000         1999                  to 1999
                                  ------------     -----------         -------
         Total assets             $    178,965     $    60,374          196.4%

         Inventory                      12,190           6,771           80.0%
         Finance receivables, net      132,855          47,757          178.2%

         Revolving credit facility     130,367          41,824          211.7%
         Other borrowings               10,773           4,939          118.1%
         Total debt                    141,140          46,763          201.8%
         Stockholders' equity.          16,095           6,697          140.3%

The increase in total assets and total liabilities is primarily due to the acquisition of First Choice. Stockholders' equity increased through the re-capitalization resulting from the merger.


Liquidity and Capital Resources

         The Company requires capital to support increases in finance receivables, car inventory, property and equipment, and working capital for general corporate purposes. Funding sources potentially available to the Company include operating cash flow, third-party investors, financial institution borrowings, borrowings against finance receivables and used car inventory.

         Net cash provided by operating activities was approximately $47.2 million and $18.7 million for the years ended April 30, 2000, and 1999, respectively. The $28.4 million increase resulted primarily from an increase in net income of $4.5 million, an increase of provision for credit losses of $11.4 million, and an increase in inventories of $8.7 million.

         Cash flows used in investing activities was approximately $58.9 million and $36.0 million for the years ended April 30, 2000 and 1999, respectively. The $22.8 million increase resulted primarily from an increase in finance receivable originations net of collections.


         Cash provided by financing activities was approximately $13.5 million and $17.2 million during the year ended April 30, 2000 and 1999, respectively. These additions consisted primarily of additional borrowings.

         The Company has borrowed, and will continue to borrow, substantial amounts to fund its used vehicle sales and financing operations. The Company maintains a separate credit agreement for each of PAACO and Smart Choice with Finova Capital Corporation under the "Finova Loan and Security Agreement".

         Under the Finova Loan and Security Agreement, the Company may borrow the lesser of (i) the Revolving Line of $160 million or (ii) the advance rate of the available balance of eligible finance contracts and inventory (the "Finova Revolving Facility"). The Finova Revolving Facility is collateralized by all of the Company's finance receivables and used car inventory. The Finova Revolving Facility bears interest at the prime rate plus 2.25% (11.25% as of April 30, 2000). The interest rate declines to prime rate plus 2.00% and prime rate plus 1.75% as the advance rate declines through the life of the note. The Finova Revolving Facility expires on November 30, 2004, at which time its renewal will be subject to renegotiation. As of April 30, 2000, the principal amount outstanding under the Finova Revolving Facility was $130.4 million, up from a balance of $41.8 million at April 30, 1999. On April 30, 2000, the Company had availability of approximately $2.3 million under the Finova Revolving Facility. There can be no assurance that the Company will be able to raise additional capital as needed or that the Company will be able to generate sufficient cash flow to pay down the revolving credit facility as the advance rates decline at First Choice from 85% to 70% and from 72% to 67.5% at PAACO over the term of the facility.

         Seasonality

         Historically, the Company's used vehicle business has experienced higher revenues in the first and fourth quarters of its fiscal year than in the second and third quarters. Management believes that these results are due to seasonal buying patterns resulting in part from the fact that many of its customers receive an income tax refund during our fourth fiscal quarter, which is one of the primary sources of down payments on used car purchases.

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

RISK FACTORS

         Future losses could impair our ability to raise capital or borrow money and consequently affect our stock price.

         Although we recorded net income of $3.1 million for the year ended April 30, 2000, we cannot assure you that we will be profitable in future periods. Losses in future periods could impair our ability to raise additional capital or borrow money as needed, and could decrease our stock price. We may not be able to obtain the financing we need to fund our operations and, as a result, our profitability could be reduced.

         Our operations require large amounts of capital.

         We have borrowed, and will continue to borrow, substantial amounts to fund our operations. If we cannot obtain the financing we need on a timely basis and on favorable terms, our business and profitability could be materially adversely affected. We currently obtain our financing through two primary sources: a revolving credit facility and cash flow from operations.

         Revolving Credit Facility. Our revolving credit facility is our primary source of operating capital. We have pledged substantially all of our assets to secure the borrowings we make under this facility. Although this facility has a maximum commitment of $160 million, the amount we can borrow is limited by the amount of certain types of assets that we own. When we have used all our capacity under the revolving credit facility, our liquidity can be adversely affected unless we can find alternative financing sources. The revolving facility expires in November 2004 and, even if we continue to satisfy the terms and conditions of the revolving facility, we may not be able to extend its term beyond the current expiration date. If we cannot extend the term of the revolving facility or replace that facility with a substitute facility, our operations would be adversely affected.

         Contractual Restrictions. The revolving credit facility contains various restrictive covenants. Under this credit facility, we must also meet certain financial tests. Failure to satisfy the covenants in our credit facility could preclude us from further borrowings under the facility, could cause defaults in our other borrowings, and could prevent us from securing alternate sources of funds necessary to operate our business.

         We have a high risk of credit losses because of the poor creditworthiness of our borrowers.

         Substantially all of our finance receivables are with credit-impaired borrowers. Credit-impaired borrowers generally cannot borrow money from traditional lending institutions, such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufactures because of their poor credit histories and/or low incomes. Loans to credit-impaired borrowers are often difficult to collect and are subject to a high risk of loss. We have established an allowance for credit losses to cover our anticipated credit losses. A significant variation in the timing of, or increase in credit losses in our portfolio would have a material adverse effect on our net earnings.

         Interest rates affect our profitability.

         Much of our financing income results from the difference between the rate of interest that we pay on the funds we borrow and the rate of interest that we earn on the loans in our portfolio. While we earn interest on our finance receivables at a fixed rate, we pay interest on our borrowings at a floating rate. When interest rates increase, our interest expense increases and our net interest margin decreases. Increases in our interest expense that we cannot offset by increases in interest income will lower our profitability.

         Laws that limit the interest rates that we can charge adversely affect our profitability.

         We operate in states that impose limits on the interest rate that a lender may charge. When a state limits the amount of interest that we can charge on our installment sales loans, we may not be able to offset any increased interest expense caused by rising interest rates under our revolving credit facility. Therefore, these interest rate limitations can adversely affect our profitability.

         Government regulation may limit our ability to recover and enforce receivables or to repossess and sell collateral.

         We are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. If we do not comply with these laws, we could be fined or certain of our operations could be interrupted or shut down. Failure to comply could have a material adverse effect on our operations. Among other things, these laws:

         o Require that we obtain and maintain certain licenses and qualifications;

         o  Limit or prescribe terms of the loans that we can originate;
         o  Require specified disclosures to customers;
         o  Limit our right to repossess and sell collateral; and
         o  Prohibit us from discriminating against certain customers.

         We believe that we are currently in substantial compliance with all applicable material federal, state, and local laws and regulations. We may not, however, be able to remain in compliance with such laws. In addition, the adoption of new statutes and regulations changes in the interpretation of existing statutes and regulations, or our entry into jurisdictions with more stringent regulatory requirements could also have a material adverse effect on our operations.

         From time to time, we may be subject to pending actions and investigations relating to our compliance with various laws and regulations. While we do not believe the ultimate resolution of such matters will result in a material adverse effect on our business or financial condition (such as fines, injunctions, or damages), there can be no assurance in this regard.

         Events happening to other companies in our industry can adversely effect our operations and the value of our securities.

         In recent years, several major used car finance companies have announced major downward adjustments to their financial statements, violations of loan covenants, related litigation, and other events. Companies in the used vehicle sales and financing market have also been named as defendants in an increasing number of class action lawsuits brought by customers claiming violations of various federal and state consumer credit and similar laws and regulations. In addition, some of these companies have filed for bankruptcy protection. These events:

         o Have lowered the value of securities of sub-prime automobile finance companies;
         o Have made it more difficult for sub-prime automobile finance companies to borrow money; and
         o  Could cause more restrictive regulation of this industry.

         If our current contingency plan is inadequate, we could have a system failure, which could adversely affect our ability to collect on loans and comply with statutory requirements.

         We depend on our loan servicing software, collection facilities and on telecommunications lines to transmit and process information among our various facilities. We use a standard program to prepare and store our off-site back-up tapes of our main systems applications and data files on a routine basis. We regularly revise our contingency plan, however, the plan as revised may not prevent a systems failure or allow us to timely resolve any systems failures. Also, a natural disaster, calamity, or other significant event that causes long-term damage to any of these facilities or that interrupts our telecommunications networks could have a material adverse effect on our operations.

         Increased competition could adversely affect our operations and profitability.

         Our primary competitors are the numerous buy here-pay here used car dealers that operate in the sub-prime segment of the used car sales industry. We attempt to distinguish ourselves from our competitors through name recognition and other factors. However, the advertising and infrastructure required by these efforts increase our operating expenses. There is no assurance that we can successfully distinguish ourselves and compete in the industry. In addition, in recent years a number of larger companies with significant financial and other resources have entered or announced plans to enter the used car sales industry. Although these companies do not currently compete with us in the sub-prime segment of the market, they do compete with us in the purchase of inventory, which results in increased costs for used cars and lower margins. They could also enter the sub-prime segment of the market at any time.

         Increased competition may cause downward pressure on the margins or interest rates that we charge on loans originated by our dealerships which could have a material effect on the value of our securities.

         The success of our operations depends on certain key personnel.

         We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team. The unexpected loss of the services of any of our key management personnel or inability to attract new management when necessary could have a material adverse effect on our operations. We do not currently maintain key person life insurance on any member of our senior management team.

         We may issue stock in the future that will dilute the value of our existing stock.

         We have the ability to issue common stock or securities exercisable for, or convertible into common stock that may dilute the value of the securities held by our existing stockholders.

         The voting power of our principal stockholder, Crown, may limit your voting rights.

         At April 30, 2000 Crown owned shares of the Company's preferred stock which is convertible into common stock at Crown's election. If converted, Crown would then own approximately 70% of the Company's outstanding common stock. As a result, Crown has a significant influence upon our activities as well as on all matters requiring approval of our stockholders. These matters include electing or removing members of our board of directors, engaging in transactions with affiliated entities, causing or restricting our sale or merger, and changing our dividend policy. The interests of Crown may conflict with the interests of other stockholders.

ITEM 7A-QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to market risks on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risks. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 17% to 26%. These finance receivables have scheduled maturities from one to 42 months. The majority of the Company's notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability. A one percent increase in our borrowing costs would decrease our pretax income by approximately $1.0 million over a period of twelve months.


ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of Smart Choice Automotive Group, Inc. are set forth in Appendix A hereto.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 1, 1999 the appointment of BDO Siedman, LLP as independent public accountants for the Company was terminated. On January 28, 2000 the Company engaged Grant Thornton LLP as its new independent accountants.

         During the two most recent fiscal years and subsequent interim period preceding the engagement of Grant Thornton LLP, the Company did not consult with Grant Thornton LLP on (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders.

ITEM 11-EXECUTIVE COMPENSATION

         The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders.

                                     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

         The following documents are filed as part of this report:

                  Financial statements
                  --------------------

                           Report of Independent Certified Public Accountants

                           Consolidated Balance Sheets of Smart Choice
                           Automotive Group, Inc. as of April 30, 2000 and 1999

                           Consolidated Statements of Operations of Smart Choice Automotive Group, Inc. for the years ended April 30, 2000 and 1999, the four month period ended April 30, 1998 and the year ended December 31, 1997

                           Consolidated Statements of Stockholders' Equity for the years ended April 30, 2000 and 1999, the four month period ended April 30, 1998 and the year ended December 31, 1997

                           Consolidated Statements of Cash Flows for the years ended April 30, 2000 and 1999, the four month period ended April 30, 1998 and for the year ended December 31, 1997.

                           Notes to Consolidated Financial Statements

                  Financial statement schedules
                  -----------------------------

                           Omitted because not applicable or because data is reflected in the Notes to Consolidated Financial Statements

                                    Exhibits
                                    --------

         The following exhibits are filed with or incorporated by reference into this Form 10-K:

Exhibit
No.              Exhibit Description                       Filed Herewith or Incorporated by Reference to:
---              -------------------                       -----------------------------------------------
3.1              Amended and Restated Articles of          Exhibit 3.1 to Form SB-2 Registration Statement
                 Incorporation of Smart Choice             filed on September 1, 1995, File No. 33-96520-A.
                 Automotive Group, Inc. (the
                 "Company")

3.1.1            Articles of Amendment to Articles of      Exhibit 3.2 to Form 10-Q filed on May 20, 1997.
                 Incorporation of the Company

3.2              Amended and Restated By-Laws of the       Exhibit 3.2 to Form SB-2 Registration Statement
                 Company                                   filed on September 1, 1995, File No. 33-96520-A.

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

3.2.2            Second Articles of Amendment to           Exhibit 3.1 to Form 8-K filed on October 9, 1997.
                 Articles of Incorporation

3.2.3            Third Articles of Amendment to            Exhibit 3.1 to Form 10-Q filed on May 15, 1998.
                 Articles of Incorporation

3.2.4            Fourth Articles of Amendment to           Exhibit 3.2.4 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

3.2.5            Fifth Articles of Amendment to            Exhibit 3.2.5 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

3.2.6            Sixth Articles of Amendment to            Filed herewith.
                 Articles of Incorporation

3.2.7            Certificate of Amendment of Articles      Filed herewith.
                 of Incorporation effecting 1-for-20
                 reverse split of common stock

4.1              Specimen Common Stock Certificate         Exhibit 4.1 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.2              Specimen of Warrant Certificate           Exhibit 4.2 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

10.1             1998 Executive Incentive Compensation     Exhibit A to Proxy Statement filed on June 9, 1998.
                 Plan

10.2             Loan Agreement between the Company and    Exhibit 10.19 to Post-Effective Amendment No. 2 to
                 Barnett Bank, N.A. dated September 30,    Form SB-2 Registration Statement, filed on November
                 1996                                      14, 1996, File No. 33-96520-A.

Exhibit
No.              Exhibit Description                       Filed Herewith or Incorporated by Reference to:
---              -------------------                       -----------------------------------------------
10.3             Mortgage and Security Agreement           Exhibit 10.20 to Post-Effective Amendment No. 2 to
                 between the Company and Barnett Bank,     Form SB-2 Registration Statement, filed on November
                 N.A. dated September 30, 1996.            14, 1996, File No. 33-96520-A.

10.4             Promissory Note in the amount of          Exhibit 10.21 to Post-Effective Amendment No. 2 to
                 $2,400,000 from the Company in favor      Form SB-2 Registration Statement, filed on November
                 of Barnett Bank, N.A. dated September     14, 1996, File No. 33-96520-A.
                 30, 1996.

10.5             Assignment of Loan Documents dated        Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 November 4, 1997 between Barnett Bank,
                 N.A. and The Huntington National Bank
                 ("Huntington")

10.6             Modification of Mortgage Deed and         Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 Security Agreement dated November 3,
                 1997 between the Company and Huntington

10.7             Future Advance Promissory Note dated      Exhibit 10.12 to Form 10-K filed on April 14, 1998.
                 December 30, 1997, principal amount
                 $260,000, the Company maker,
                 Huntington, payee

10.8             Modification of Mortgage and Mortgage     Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Note and Extension Agreement dated
                 December 30, 1997 between the Company
                 and Huntington

10.9             Modification of Mortgage Note and         Exhibit 10.13.1 to From S-1 filed on August 21,
                 Extension Agreement dated July 24,        1998, file no. 333-59375.
                 1998 between the Company and
                 Huntington.

Exhibit
No.              Exhibit Description                       Filed Herewith or Incorporated by Reference to:
---              -------------------                       -----------------------------------------------
10.10           Promissory note dated February 24,        Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                1998, First Choice Auto Finance, Inc.,
                maker, and Manheim Automotive Financial
                Services, Inc., payee.

10.11           Guaranty dated March 21, 1997 from the    Exhibit 10.10 to Form 8-K filed on March 5, 1998.
                Company in favor of Manheim Automotive
                Financial Services, Inc.

10.12           Second Amended and Restated Loan and      Exhibit 10.19 to Form 10-K filed on April 15, 1999
                Security Agreement dated November 9,
                1998 between FFG, Liberty Finance
                Company, Smart Choice Receivable
                Holdings Company and First Choice Auto
                Finance, Inc., SC Holdings, Inc. , the
                Company and Finova Capital Corporation.

10.13           Guaranty to Finova from the Company       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
                dated January 13, 1997.

10.14           Guaranty to Finova from the SC            Exhibit 10.19.2 to Form 10-K filed on April 15, 1999
                Holdings, Inc.

10.15           Guaranty to Finova from the Company.      Exhibit 10.19.3 to Form 10-K filed on April 15, 1999

10.16           Eighth Amended and Restated Promissory    Exhibit 10.20 to Form S-1 filed on August 21, 1998,
                Note dated March 27, 1998, between FFG,   File No. 333-59375
                maker, and Finova.

10.17           Ninth Amended and Restated Promissory     Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                Note dated March 27, 1998, between FFG,
                maker and Finova.

10.18           Tenth Amended and Restated Promissory     Exhibit 10.20.2 to Form 10-K filed on April 15, 1999
                Note dated November 9, 1998, between
                FFG, Liberty Finance Company, Smart
                Choice Receivable Holdings Company and
                First Choice Auto Finance, Inc.

10.19           Fourth Amended and Restated Schedule to   Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                Amended and Restated Loan and Security    File No. 333-59375.
                Agreement, FFG, borrower, Finova,
                lender, dated March 27, 1998.

10.20           Fifth Amended and Restated Schedule to    Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                Amended and Restated Loan and Security
                Agreement, FFG, borrower, Finova,
                lender.

10.21           Schedule to Second Amended and Restated   Exhibit 10.21.2 to Form 10-K filed on April 15, 1999
                Loan and Security Agreement, dated
                November 9, 1998, FFG, Liberty Finance
                Company and First Choice Auto Finance,
                Inc., borrower.

10.22           Inter-creditor Agreement between          Exhibit 10.21.3 to Form 10-K filed on April 15, 1999
                Manheim Automotive Financial Services,
                Inc. and Finova Capital Corporation.

Exhibit
No.              Exhibit Description                       Filed Herewith or Incorporated by Reference to:
---              -------------------                       -----------------------------------------------
10.23           Non Qualified Stock Option Agreement      Exhibit 10.37 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the Smart       File No. 333-59375
                Choice Holdings Management Trusts (the
                "Management Trusts"), Eckler
                Industries, Inc., and Robert J.
                Abrahams.

10.24           Non Qualified Stock Option Agreement      Exhibit 10.38 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the             File No. 333-59375
                Management Trusts, Eckler Industries,
                Inc., and Robert J. Abrahams.

10.25           Stock Option Agreement dated March 24,    Exhibit 10.40 to Form S-1 filed on August 21, 1998,
                1997 between the Company and Ronald       File No. 333-59375
                Anderson.

10.26           Stock Option Agreement dated March 19,    Exhibit 10.43 to Form S-1 filed on August 21, 1998,
                1997 between the Company and Gerald       File No. 333-59375
                Parker.

10.27           Non-Qualified Stock Option Agreement      Exhibit 10.44 to Form S-1 filed on August 21, 1998,
                dated April 17, 1997 between the          File No. 333-59375
                Company and Gerald Parker.

10.28           Non-Qualified Stock Option Agreement      Exhibit 10.46.4 to Form S-1 filed on August 21,
                dated  January 29, 1997 between the       1998, File No. 333-59375
                Company and Ron Anderson.

10.29         Promissory Note dated February 24,          Exhibit 10.9 to Form 8-K filed on March 5, 1998.
              1998, FCAF, maker, Manheim Automotive
              Financial Services, Inc., payee.

10.30         Guaranty dated March 21, 1997 from the      Exhibit 10.10 to Form 8-K filed on March 5, 1998.
              Company in favor of Manheim Automotive
              Financial Services, Inc.

10.31         Manheim Automotive Financial Services,      Exhibit 10.82 to Form S-1 filed on August 21, 1998,
              Inc. Security Agreement dated March 21,     File No. 333-59375
              1997 between FCAF and Manheim
              Automotive Financial Services, Inc.

Exhibit
No.              Exhibit Description                       Filed Herewith or Incorporated by Reference to:
---              -------------------                       -----------------------------------------------
10.32         Lease between Florida Auto Auction of       Exhibit 10.90 to Form S-1 filed on August 21, 1998,
              Orlando, Inc. and First Choice Auto         File No. 333-59375
              Finance, Inc. dated May 12, 1997,  for
              Reconditioning Facility.

10.33         Lease between the Company, Lessor and       Exhibit 10.92 to Form 8 filed a September 8, 1999
              Ecklers Industries LLC, Lessee, dated
              August 26, 1999
10.34         Agreement for the sale of the business      Exhibit 10.93 to Form 10-Q filed on November 22, 1999
              and net assets of First Choice Stuart
              1, Inc. and First Choice Stuart 2, Inc.
              to L& J Automotive Investments, Inc.
              and Oceanside Motorcars, Inc.

10.35         Stock Purchase Agreement dated December     Exhibit 10.94 to Form 8-K filed on December 8, 1999
              1, 1999 by and between Crown Group,
              Inc. and Smart Choice Automotive Group,
              Inc.

11.1          Statement re Computation of Earnings        *
              Per Share.

16.1          Letter from BDO Seidman LLP dated           Exhibit 16.1 to form 8-K filed on December 8, 1999
              December 1, 1999

27.1          Financial Data Schedule (for SEC use        Filed herewith.
              only)

     * Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

         REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K/A on March 1, 2000 relating to the recapitalization of PAACO and the acquisition of PAACO by the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.

                            SMART CHOICE AUTOMOTIVE GROUP, INC.


                            By: /s/ James Edward Ernst
                              -----------------------------
                                    James Edward Ernst
                                    President and Chief Executive Officer

                            By: /s/ Joseph B. Cavalier
                              ------------------------------
                                    Joseph B. Cavalier
                                    Vice President and Chief Financial Officer
                                    (principal financial and accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                         Title                                       Date
         ----------                         -----                                       ----
/s/ Edward R. McMurphy                      Chairman of the Board                       August 11, 2000
----------------------
Edward R. McMurphy

/s/ James Edward Ernst                      President, Chief Executive                  August 11, 2000
----------------------                      Officer and Director
James Edward Ernst

/s/ Tilman J. Falgout, III                  Assistant Secretary and Director            August 11, 2000
--------------------------
Tilman J. Falgout

/s/ Larry Lange                             Vice President and Director                 August 11, 2000
---------------
Larry Lange

/s/ Gary R. Smith                           Vice President and Director                 August 11, 2000
-----------------
Gary R. Smith

/s/ Robert J. Abrahams                      Director                                    August 11, 2000
----------------------
Robert J. Abrahams

                                   APPENDIX A


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Smart Choice Automotive Group, Inc.


We have audited the accompanying consolidated balance sheets of Smart Choice Automotive Group, Inc. as of April 30, 2000 and 1999, and related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, the four months ended April 30, 1998 and the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart Choice Automotive Group, Inc. as of April 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, the four months ended April 30, 1998 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP


Dallas, Texas
June 30, 2000, except for the last paragraph of Note G, as to which date is July 11, 2000

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                      APRIL 30,
                                                                               ----------------------
                         ASSETS                                                  2000           1999
                                                                               --------      --------
Cash and cash equivalents                                                      $  1,883      $     63
Finance receivables, net                                                        132,855        47,757
Other receivables                                                                 1,029           727
Inventories                                                                      12,190         6,771
Property and equipment, net                                                      11,487         3,825
Goodwill, net                                                                     6,034            --
Prepaids and other assets                                                           577           413
Refundable income taxes                                                              --           102
Due from parent                                                                     528            --
Deferred income taxes, net                                                       12,382           716
                                                                               --------      --------

                                                                               $178,965      $ 60,374
                                                                               ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                          $ 13,857      $  4,200
Revolving credit facility                                                       130,367        41,824
Other borrowings                                                                 10,773         4,939
Income taxes payable                                                              3,133            --
Sales taxes payable                                                               4,207         2,714
                                                                               --------      --------

                  Total liabilities                                             162,337        53,677

Contingent redemption value of put options                                          533            --

Commitments and contingencies                                                        --            --

Stockholders' equity:
    Series E convertible preferred stock $.01 par value; 2,000,000 shares authorized; 1,469,551 shares issued and outstanding; liquidation
       value of $1,469,551                                                           15            --
    Common stock, $.01 par value; 2,500,000 shares
          authorized; 2,444,394 and 143,264 shares issued and outstanding            24             1
    Additional paid-in capital                                                   13,891         7,642
    Retained earnings (accumulated deficit)                                       2,165          (946)
                                                                               --------      --------

                  Total stockholders' equity                                     16,095         6,697
                                                                               --------      --------

                                                                               $178,965      $ 60,374
                                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                          FOUR MONTHS
                                                YEAR ENDED APRIL 30,          ENDED      YEAR ENDED
                                               ----------------------       APRIL 30,   DECEMBER 31,
                                                 2000          1999           1998          1997
                                               --------      --------       --------      --------
Sales of used cars                             $108,583      $ 61,848       $ 17,674      $ 43,115
Less:  Cost of used cars sold                    67,594        41,858         10,539        29,324
       Provision for credit losses               21,369         9,926            648         7,785
                                               --------      --------       --------      --------
                                                 19,620        10,064          6,487         6,006

Interest income
    Interest income                              21,233         8,880          1,982         4,687
    Portfolio interest expense                    9,404         4,879          1,350         2,747
                                               --------      --------       --------      --------
                                                 11,829         4,001            632         1,940
                                               --------      --------       --------      --------

                  Income before operating
                      expenses                   31,449        14,065          7,119         7,946

Operating expenses
    Selling, general and administrative          25,274        15,860          6,114         9,284
    Depreciation and amortization                   819           392             77           164
    Other expense (income)                          207            --             --          (258)
                                               --------      --------       --------      --------
                                                 26,300        16,252          6,191         9,190
                                               --------      --------       --------      --------

                  Income (loss) before
                      income taxes                5,149        (2,187)           928        (1,244)

Income tax expense (benefit)                      2,038          (775)           343          (293)
                                               --------      --------       --------      --------

                  Net income (loss)            $  3,111      $ (1,412)      $    585      $   (951)
                                               ========      ========       ========      ========

Net income (loss) per common share
    Basic                                      $   3.04      $(197.11)      $  81.63      $(188.24)
    Diluted                                    $   0.37      $(197.11)      $   0.08      $(188.24)

Weighted average shares
    Basic                                         1,023             7              7             5
    Diluted                                       8,386             7          7,355             5

   The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (In thousands, except number of shares)


                                                                                                         RETAINED
                                        PREFERRED STOCK             COMMON STOCK          ADDITIONAL    EARNINGS        TOTAL
                                  -------------------------  --------------------------    PAID-IN    (ACCUMULATED  STOCKHOLDERS'
                                     SHARES       AMOUNT        SHARES        AMOUNT       CAPITAL      DEFICIT)   EQUITY (DEFICIT)
                                  -----------   -----------  -----------    -----------  -----------  -----------    -----------
Balances at January 1, 1997                --   $        --      101,000    $         2  $        --  $       832    $       834

Net loss                                   --            --           --             --           --         (951)          (951)
                                  -----------   -----------  -----------    -----------  -----------  -----------    -----------

Balances at January 1, 1998                --            --      101,000              2           --         (119)          (117)

Sale of common stock                       --            --       42,264             (1)       4,642           --          4,641

Net income                                 --            --           --             --           --          585            585
                                  -----------   -----------  -----------    -----------  -----------  -----------    -----------

Balances at April 30, 1998                 --                    143,264              1        4,642          466          5,109

Net loss                                   --            --           --             --           --       (1,412)        (1,412)

Capital contributions from
    stockholders                           --            --           --             --        3,000           --          3,000
                                  -----------   -----------  -----------    -----------  -----------  -----------    -----------

Balances at April 30, 1999                 --            --      143,264              1        7,642         (946)         6,697

Recapitalization and acquisition
    of Old Smart Choice             1,469,551            15   48,744,608            487        5,785           --          6,287

Net income                                 --            --           --             --           --        3,111          3,111

One for twenty reverse stock
    split (Note G)                         --            --  (46,443,478)          (464)         464           --             --
                                  -----------   -----------  -----------    -----------  -----------  -----------    -----------

Balances at April 30, 2000          1,469,551   $        15    2,444,394    $        24  $    13,891  $     2,165    $    16,095
                                  ===========   ===========  ===========    ===========  ===========  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        FOUR MONTHS
                                                            YEAR ENDED APRIL 30,           ENDED         YEAR ENDED
                                                         -------------------------       APRIL 30,      DECEMBER 31,
                                                            2000           1999            1998             1997
                                                         ---------       ---------       ---------       ---------
Operating activities
    Net income (loss)                                    $   3,111       $  (1,412)      $     585       $    (951)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities
          Provision for credit losses                       21,369           9,926             648           7,785
          Deferred income taxes                              1,256            (775)            343             253
          Depreciation and amortization                        819             392              77             164
          Accretion of purchase discount                      (585)             --              --              --
          Other                                                120             133              --              --
          Changes in assets and liabilities, net of
              the effects of acquisitions
                  Inventories                               17,457           8,777             920           5,386
                  Other receivables                            386            (271)           (400)           (151)
                  Prepaids and other assets                    743             (70)            315             920
                  Accounts payable and accrued
                       liabilities                           2,385           1,583           1,899          (1,047)
                  Income tax payable/receivable                102             453              --              --
                                                         ---------       ---------       ---------       ---------

                       Net cash provided by operating
                           activities                       47,163          18,736           4,387          12,359

Investing activities
    Finance receivable originations                       (105,139)        (58,335)        (12,330)        (36,253)
    Collections of finance receivables                      48,371          23,253           2,800          11,325
    Purchases of property and equipment                     (2,621)           (930)         (1,712)           (760)
    Cash acquired in acquisition                               531              --              --              --
                                                         ---------       ---------       ---------       ---------

                       Net cash used in investing
                           activities                      (58,858)        (36,012)        (11,242)        (25,688)

Financing activities
    Proceeds from revolving credit facility, net            14,110          15,774           2,640          10,959
    Payments on other borrowings                            (2,335)         (5,391)         (1,475)
    Proceeds from other borrowings                           1,740           3,935           1,025           2,284
    Capital contributions from stockholders                     --           3,000              --              --
    Payment of debt issuance costs                              --            (150)             --              --
    Proceeds from sale of stock                                 --              --           4,641              --
                                                         ---------       ---------       ---------       ---------

                       Net cash provided by financing
                           activities                       13,515          17,168           6,831          13,243
                                                         ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash
    equivalents                                              1,820            (108)            (24)            (86)

Cash and cash equivalents at beginning of period                63             171             195             281
                                                         ---------       ---------       ---------       ---------

Cash and cash equivalents at end of period               $   1,883       $      63       $     171       $     195
                                                         =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND ACQUISITION

    Smart Choice Automotive Group, Inc. and subsidiaries (collectively, the Company) sell and finance used vehicles through their used car dealerships located in the Dallas and Houston metropolitan areas and central Florida. The Company's target market consists of borrowers who have limited access to consumer financing due to the lack of or limited credit histories.

    Effective December 1, 1999, the Company acquired all of the outstanding stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively PAACO) in exchange for 1,469,551 shares of the Company's Series E preferred stock. As a result of the acquisition, the stockholders of Paaco, including its majority stockholder, Crown Group, Inc. (Crown) became the controlling stockholders of the Company.

    For financial reporting purposes, PAACO is deemed to be the acquiring entity and the acquisition has been reflected as a recapitalization of PAACO and the acquisition by PAACO of Smart Choice Automotive Group, Inc. and subsidiaries (First Choice). Accordingly, the accompanying financial statements include the accounts of PAACO as of and for all periods and the accounts of First Choice from the date of acquisition.

    The acquisition of First Choice was accounted for using the purchase method of accounting. The consideration, valued at $6,287,000 was allocated to the First Choice assets and liabilities acquired based on their estimated fair values, resulting in goodwill of approximately $6,254,000.

    The following unaudited pro forma condensed results of operations of the Company for the years ended April 30, 2000 and 1999, give effect to the acquisition of First Choice as if it had occurred on May 1, 1999 and 1998, respectively. The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the dates indicated. Loss per share is calculated after giving effect to the reverse stock split (See Note
    G).

                                                       YEARS ENDED APRIL 30,
                                                    --------------------------
                                                      2000              1999
                                                    --------          --------
                                                          (In thousands,
                                                      except per share data)
       Revenue                                      $177,348          $169,761
       Net loss                                       (8,321)          (11,445)
       Loss per share
          Basic and diluted                         $  (3.40)         $  (4.68)

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

    CONCENTRATION OF CREDIT RISK

    The Company provides financing in connection with the sale of substantially all of its used vehicles. These sales are made primarily to customers residing in Texas and Florida.

    CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

    FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

    The Company originates installment contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. The installment sale contracts typically include interest at rates ranging from 19% to 26% per annum and provide for payments over periods ranging from 24 to 42 months. PAACO originates its loans using the simple interest method, where no unearned finance charge is established at loan origination but interest income is recognized daily based on the outstanding principal balance and stated interest rate. First Choice originates its loans using the add-on interest method which records the interest to be recognized over the life of the loans as unearned finance charges and amortizes it to income using the interest method, which approximates simple interest. The recognition of interest is suspended if collection becomes doubtful, generally 60 days past due, and is resumed when the loan becomes current.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    FINANCE RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES - Continued

    The Company maintains an allowance for credit losses at a level it considers sufficient to cover anticipated losses in the collection of its finance receivables. The allowance for credit losses is based upon a periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values. Since the estimate of losses is based upon a number of factors, most of which are subject to change over time, it is reasonably possible that a change in such factors may cause the allowance for credit losses to increase or decrease by a material amount in the near term. The allowance for credit losses is periodically reviewed by management with any changes reflected in current operations.

    INVENTORIES

    Used vehicle inventories are valued at the lower of cost or market on a specific identification basis. Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value. Vehicle reconditioning costs are capitalized as a component of inventory.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets of thirty-nine years for buildings and five to seven years for equipment. Leasehold improvements are stated at historical cost and are amortized over five to seven years, which approximates the lease period. Costs of repair and maintenance are expensed as incurred.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    ADVERTISING

    The Company expenses the costs of advertising as incurred. Advertising expense was $2,029,620, $1,389,568, $338,209 and $840,771 for the years ended April 30, 2000 and 1999, the four months ended April 30, 1998 and the year ended December 31, 1997, respectively.

    GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited of twenty-five years. At April 30, 2000, accumulated amortization of goodwill was $220,127.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    INCOME (LOSS) PER SHARE

    Basic income per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted income per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options, convertible preferred stock, and warrants, that if exercised or converted into common stock would then share in the income of the Company.

    All references to share and per share information have been adjusted to give effect to the shares of preferred stock received by the PAACO stockholders in connection with the acquisition of First Choice on December 1, 1999.

    All income per share amounts have been restated to give effect to the one for twenty reverse stock split. (See Note G)

    STOCK-BASED COMPENSATION

    The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount the employee must pay to acquire the stock.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE C - FINANCE RECEIVABLES

    Finance receivables consist of the following:

                                                        APRIL 30,
                                                --------------------------
                                                  2000              1999
                                                --------          --------
                                                      (In thousands)
       Finance receivables                      $199,629          $ 67,770
       Unearned finance charges                  (34,483)          (12,426)
       Allowance for credit losses               (32,291)           (7,587)
                                                --------          --------

       Finance receivables, net                 $132,855          $ 47,757
                                                ========          ========


       The following table summarizes changes in the allowance for credit losses:

                                                                         FOUR MONTHS
                                               YEAR ENDED APRIL 30,          ENDED       YEAR ENDED
                                             -----------------------       APRIL 30,    DECEMBER 31,
                                               2000           1999           1998           1997
                                             --------       --------       --------       --------
                                                                (In thousands)
       Balance at beginning of period        $  7,587       $  4,728       $  6,152       $  2,673
       Acquisition of business (Note A)        23,559             --             --             --
       Provision for credit losses             21,369          9,926            648          7,785
       Charge-offs, net of recoveries         (20,224)        (7,067)        (2,072)        (4,306)
                                             --------       --------       --------       --------

       Balance at end of period              $ 32,291       $  7,587       $  4,728       $  6,152
                                             ========       ========       ========       ========


NOTE D - PROPERTY AND EQUIPMENT

    A summary of property and equipment is as follows:

                                                                APRIL 30,
                                                          ---------------------
                                                           2000           1999
                                                          -------        ------
                                                              (In thousands)
       Building and leasehold improvements                $ 6,409        $2,386
       Furniture and equipment                              3,830         1,277
                                                          -------        ------
                                                           10,239         3,663
       Less accumulated depreciation and amortization      (1,265)         (758)
                                                          -------        ------
                                                            8,974         2,905
       Land                                                 2,513           920
                                                          -------        ------

                                                          $11,487        $3,825
                                                          =======        ======

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE E - NOTES PAYABLE

    Notes payable consist of the following:

                                                               APRIL 30,
                                                      --------------------------
                                                        2000               1999
                                                      --------           -------
                                                            (In thousands)
       Revolving credit facility                      $130,367           $41,824

       Subordinated notes payable                        3,000             2,850
       Mortgages and other notes payable                 6,843             2,089
       Other                                               930                --
                                                      --------           -------
                                                        10,773             4,939
                                                      --------           -------

                                                      $141,140           $46,763
                                                      ========           =======

    The revolving credit facility is collateralized by substantially all of the Company's finance receivables and inventories and contains various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on distributions to shareholders.

    In December 1999, as a result of the acquisition of First Choice, the revolving credit facility was amended to service the Company and provides for borrowings of up to $160 million. $60 million for PAACO and $100 million for First Choice. Crown guarantees the obligation for up to $5 million. The revolving facility matures in November 2004 and accrues interest on borrowings at prime plus 2.25% (11.25% at April 30, 2000). The Company had available capacity under the facility at April 30, 2000 of $4.3 million, $1.1 million for First Choice and $3.2 million for PAACO.

    The advance rates on eligible finance receivables declines from 85% to 70% for First Choice and 72.5% to 67.5% for PAACO over the term of the credit facility. Concurrent with the decrease in the advance rate, the interest rate will decrease to prime plus 1.75%.

    Subordinated notes payable at April 30, 2000 represents $3 million payable to Crown. The subordinated notes payable bear interest at 8.5% per annum, and mature on March 26, 2002.

    The mortgages payable consist of four notes, all collateralized by land and certain buildings, to two financial institutions and an individual. The two notes with one financial institution accrue interest at prime plus 2.25% and mature in December 2015. The other mortgage note payable to a financial institution accrues interest at 8.25% and matures in May 2003. The mortgage note payable to an individual accrues interest at 9.5% and matures in May 2001.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE E - NOTES PAYABLE - CONTINUED

    A summary of debt maturities as of April 30, 2000 is as follows:

         FOR THE YEARS
       ENDING APRIL 30,
       ----------------
                                                               (In thousands)

          2001                                                   $  2,342
          2002                                                      6,899
          2003                                                        345
          2004                                                        664
          2005                                                    130,391
          Thereafter                                                  499
                                                                 --------

                                                                 $141,140
                                                                 ========

NOTE F - INCOME TAXES

    Prior to December 1, 1999, PAACO was included in the federal tax return of Crown, its parent. Federal income taxes were allocated to PAACO as if it filed its own return. Effective December 1, 1999, the Company became a separate taxpayer for Federal tax purposes. The provision (benefit) for income taxes is as follows:

                                                     FOUR MONTHS
                            YEAR ENDED APRIL 30,        ENDED       YEAR ENDED
                           ---------------------      APRIL 30,    DECEMBER 31,
                             2000          1999          1998          1997
                           -------       -------       -------       -------
                                            (In thousands)
       Current             $   782       $    --       $    --       $  (546)
       Deferred              1,256          (775)          343           253
                           -------       -------       -------       -------

                           $ 2,038       $  (775)      $   343       $  (293)
                           =======       =======       =======       =======

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE F - INCOME TAXES - CONTINUED

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               APRIL 30,
                                                     -------------------------
                                                       2000               1999
                                                     -------            ------
                                                           (In thousands)
       Deferred tax assets
          Allowance for loan losses                  $11,539            $2,096
          Net operating loss carryforwards             4,684             2,626
          Other                                        1,806               133
                                                     -------            ------
              Total deferred tax assets               18,029             4,855

       Deferred tax liabilities
          Discount on loans sold                       1,456             4,099
          Other                                          442                40
                                                     -------            ------
              Total deferred tax liabilities           1,898             4,139
                                                     -------            ------
                                                      16,131               716
              Less valuation allowance                (3,749)               --
                                                     -------            ------

                                                     $12,382           $   716
                                                     =======           =======

    The deferred tax valuation allowance at April 30, 2000 is the result of an analysis performed on the net operating loss carryforwards acquired in the acquisition of First Choice and the Company's ability to utilize those net operating loss carryforwards. Reduction of the valuation allowance in the future will reduce goodwill.

    A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to actual income tax expense is as follows:

                                                                YEAR ENDED       FOUR MONTHS
                                                                 APRIL 30,          ENDED      YEAR ENDED
                                                           ------------------      APRIL 30,  DECEMBER 31,
                                                            2000        1999         1998         1997
                                                           ------      ------       ------       ------
                                                                          (In thousands)
       Income tax expense (benefit) at statutory rate      $1,751      $ (744)      $  316       $ (423)

       State income taxes, net of federal benefit             154         (66)          28          (37)

       Other                                                  133          35           (1)         167
                                                           ------      ------       ------       ------

       Income tax expense (benefit)                        $2,038      $ (775)      $  343       $ (293)
                                                           ======      ======       ======       ======

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE G - STOCKHOLDERS' EQUITY

    SERIES E CONVERTIBLE PREFERRED STOCK

    On November 22, 1999, the Company authorized 2,000,000 shares of Series E Convertible Preferred Stock having a par value of $.01 per share. Each share of Series E Convertible Preferred Stock may be converted into five shares of the Company's common stock, is entitled to five votes per share on all matters upon which the common shareholders are entitled to vote and is entitled to dividends equal to five times the amount of dividends paid on the Company's common stock. The Series E Convertible Preferred Stock has a liquidation preference of $1 per share.

    CONTINGENT REDEMPTION VALUE OF PUT OPTIONS

    In the acquisition of First Choice, the Company assumed an obligation covering put options of approximately 19,000 shares of its common stock. The put options require the Company to purchase 5,563 of the aforementioned shares at $80.00 per share and 13,438 shares at the average closing price of the stock for the preceding 20 days (the Purchase Price). The redemption value of the options, which represents the options purchase price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent Redemption Value of Put Options."

    REVERSE STOCK SPLIT

    On July 11, 2000, the Company's Board of Directors authorized a 1 for 20 reverse split of its common stock for all stockholders of record at the close of business on July 26, 2000. The reverse stock split has been retroactively reflected in the Company's balance sheet as of April 30, 2000 and the statement of stockholders' equity for the year ended April 30, 2000. All share and per share amounts have been restated to give effect to the reverse stock split.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE H - EARNINGS PER SHARE

    Basic and diluted income (loss) per share were computed as follows:

                                                                                  FOUR MONTHS
                                                          YEAR ENDED APRIL 30,        ENDED     YEAR ENDED
                                                          --------------------      APRIL 30,   DECEMBER 31,
                                                            2000         1999          1998         1997
                                                          -------      -------       -------      -------
                                                              (In thousands, except per share amounts)
       Net income (loss)                                  $ 3,111      $ (1,412)      $   585      $  (951)
                                                          =======      ========       =======      =======

       Weighted average shares outstanding - basic          1,023             7             7            5
          Dilutive options and warrants                        15            --            --           --
          Convertible preferred stock                       7,348            --         7,348           --
                                                          -------      --------       -------      -------

       Weighted average shares outstanding - diluted        8,386             7         7,355            5
                                                          =======      ========       =======      =======

       Income (loss) per share
          Basic                                           $  3.04      $(197.11)      $ 81.63      $188.24
          Diluted                                         $  0.37      $(197.11)      $  0.08      $188.24

       Antidilutive options and warrants
          not included                                        139           --             --           --


NOTE I - STOCK OPTIONS AND WARRANTS

    STOCK WARRANTS

    At April 30, 2000, the Company had outstanding warrants to purchase 44,203 shares of its common stock. These warrants expire beginning in November 2000 through June 2003 and had a weighted average exercise price of $247 per share. At April 30, 2000 all of the warrants were exercisable.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE I - STOCK OPTIONS AND WARRANTS - CONTINUED

    STOCK OPTIONS PLANS

    The following table summarizes information about stock option activity under qualified stock option plans for the year ended April 30, 2000 and has been restated to give effect to the reverse stock split (see Note G). Prior to December 1, 1999, the Company had no stock options outstanding.

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       EXERCISE
                                                      SHARES            PRICE
                                                      ------           -------

       Outstanding at May 1, 1999                         --           $    --
       Resulting from acquisition                     94,768            179.20
                                                      ------           -------

       Outstanding at April 30, 2000                  94,768           $179.20
                                                      ======           =======


    The following table summarizes information about stock options outstanding and exercisable at April 30, 2000 and has been restated to give effect to the reverse stock split (see Note G):

                                                      WEIGHTED           WEIGHTED                           WEIGHTED
                                                      AVERAGE            AVERAGE                             AVERAGE
            RANGE OF               SHARES             EXERCISE          REMAINING        SHARES             EXERCISE
       EXERCISE PRICES           OUTSTANDING           PRICE               LIFE        EXERCISABLE            PRICE
       ----------------          -----------          --------          ---------      -----------           -------
       EMPLOYEE OPTIONS

       $67.60 to $100.00            12,712             $ 82.00         2.6 years         12,712               82.00
       $120.00 to $170.00            4,849              151.80         2.4 years          4,849              151.80
       $180.00 to $260.00           49,357              193.60         2.7 years         49,357              193.60
                                    ------             -------                           ------              ------

                                    66,918             $169.40                           66,918              169.40
                                    ======             =======                           ======              ======

       NON-EMPLOYEE
       NON-PLAN OPTIONS

       $70.40 to $120.00             6,375             $104.80         1.7 years          6,375             $104.80
       $175.00 to $260.00           18,975              216.40         1.9 years         18,975              216.40
       $350.00                       2,500              350.00         1.7 years          2,500              350.00
                                    ------             -------                           ------             -------

                                    27,850             $202.80                           27,850             $202.80
                                    ======             =======                           ======             =======

NOTE J - BENEFIT PLAN

    The Company has a 401(k) benefit plan for all of its employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and the Company matches 25% of employee contributions. For the year ended April 30, 2000, the Company contributed $19,000 to the plan. No company contributions were made in prior periods.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE K - FINANCIAL INSTRUMENTS

    The table below summarizes information about the fair value of the Company's financial instruments:

                                                          APRIL 30, 2000
                                                    -------------------------
                                                    CARRYING            FAIR
                                                     VALUE             VALUE
                                                    -------           -------
                                                          (In thousands)
       Financial assets:
          Cash and cash equivalents                $  1,883          $  1,883
          Finance receivables, net                  132,855           126,212

       Financial liabilities:
          Revolving credit facility                 130,367           130,367
          Other borrowings                           10,773            10,773


                                                          APRIL 30, 1999
                                                    -------------------------
                                                    CARRYING            FAIR
                                                     VALUE             VALUE
                                                    -------           -------
                                                          (In thousands)
       Financial assets:
          Cash and cash equivalents                 $    63           $    63
          Finance receivables, net                   47,757            45,369

       Financial liabilities:
          Revolving credit facility                  41,824            41,824
          Other borrowings                            4,939             4,939

    Because no market exists for certain of the Company's financial instruments, fair value estimates are based on judgments and estimates regarding yield expectations of investors, credit risk, normal cost of administration of finance receivables and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE K - FINANCIAL INSTRUMENTS - CONTINUED

    The following methods and assumptions were used to estimate the fair value for each class of financial instrument for which it is practical to estimate fair value:

    CASH AND CASH EQUIVALENTS: The carrying amount is considered to be a reasonable estimate of fair value.

    FINANCE RECEIVABLES: The fair value was estimated based on management's knowledge of the sale of other finance receivable portfolios within the sub-prime auto industry.

    REVOLVING CREDIT FACILITY AND OTHER BORROWINGS: The carrying amounts of the Company's revolving credit facility and other borrowings approximate fair value as the interest rates on such debt approximates market.

NOTE L - COMMITMENTS AND CONTINGENCIES

    The Company leases premises and equipment under operating leases with various expiration dates. Future minimum lease obligations as of April 30, 2000 are as follows:

         FOR THE YEARS
       ENDING APRIL 30,                                           (In thousands)
       ----------------
          2001                                                       $3,189
          2002                                                        2,500
          2003                                                        1,847
          2004                                                        1,267
          2005                                                        1,072
                                                                     ------

                                                                     $9,875
                                                                     ======

    Rent expense for the years ended April 30, 2000 and 1999, the four months ended April 30, 1998 and the year ended December 31, 1997 was $1,840,000, $1,380,000, $380,000 and $680,000, respectively.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

    LITIGATION

    In March 1999, certain shareholders of the Company filed two putative class action lawsuits against the Company and certain of its officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired the Company's publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following the Company's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused plaintiffs to purchase the Company's securities at artificially inflated prices. The plaintiffs seek unspecified damages. The Company intends to contest these claims vigorously; however, the Company cannot predict the ultimate resolution of these actions.

    In the ordinary course of business, the Company has become a defendant in various types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these ordinary course of business lawsuits, if any, management, based on the advice of counsel, does not expect the final outcome of any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE M - RELATED PARTIES

    PAACO sends the majority of its vehicle trade-ins to an auction company, which is 50% owned by its minority shareholders, under terms management believes are equal to or more favorable than could be obtained from an unrelated party.

    Interest expense related to affiliated parties was approximately $598,000, $425,000, $62,000 and $215,000, for the years ended April 30, 2000 and
    1999, the four months ended April 30, 1998 and the year ended December 31, 1997, respectively.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE  N - SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow disclosures are as follows:

                                                                           FOUR MONTHS
                                                   YEAR ENDED APRIL 30,       ENDED     YEAR ENDED
                                                   --------------------     APRIL 30,   DECEMBER 31,
                                                     2000         1999         1998         1997
                                                   -------      -------      -------      -------
                                                                   (In thousands)
       Inventories acquired upon repossession      $17,310      $12,026      $ 2,072      $ 6,164
       Interest paid                                10,072        4,692        1,385        2,747
       Income taxes paid                                --          102           --          501

    In connection with the Company's acquisition of First Choice, liabilities assumed were as follows (in thousands):

       Fair value of assets acquired                                    $97,230
       Common stock issued                                               (6,287)
                                                                        -------

       Liabilities assumed                                              $90,943
                                                                        =======

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

NOTE O - BUSINESS SEGMENTS

    The Company sells and finances used vehicles in two major markets in the United States. The First Choice market is based in Florida and the PAACO market is based in Texas. Prior to the acquisition of Smart Choice on December 1, 1999, the Company operated in one geographic business segment. The Company's geographic business segment data for the year ended April 30, 2000 is as follows:

                                                     SMART
                                                     CHOICE          PAACO       CONSOLIDATED
                                                   ---------       ---------     ------------
       Sales of used cars                          $  26,405       $  82,178      $ 108,583
       Less:  Cost of used cars sold                  15,335          52,259         67,594
              Provision for credit losses              8,257          13,112         21,369
                                                   ---------       ---------      ---------
                                                       2,813          16,807         19,620

       Interest income
          Interest income                              9,199          12,034         21,233
          Portfolio interest expense                   3,743           5,661          9,404
                                                   ---------       ---------      ---------
                                                       5,456           6,373         11,829
                                                   ---------       ---------      ---------

       Income before operating expenses                8,269          23,180         31,449

       Operating expenses
          Selling, general and administrative          7,208          18,066         25,274
          Depreciation and amortization                  424             395            819
          Other expense (income)                        (194)            401            207
                                                   ---------       ---------      ---------
                                                       7,438          18,862         26,300
                                                   ---------       ---------      ---------

       Income before income taxes                  $     831       $   4,318      $   5,149
                                                   =========       =========      =========

       Capital expenditures                        $     970       $   1,651      $   2,621
                                                   =========       =========      =========

       Total assets                                $ 100,246       $  78,719      $ 178,965
                                                   =========       =========      =========