Form 10-Q
period 2000-07-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-09-14
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2000
                           --------------------------

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

                                 (321) 269-0834
              (Registrant's telephone number, including area code)
                             ----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of August 31, 2000, 2,444,394 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


                           Heading                                                               Page
                           -------                                                               ----

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheets - July 31, 2000 and April 30, 2000........................................3
           Statements of Operations - Three months ended July 31, 2000 and 1999.....................4
           Statements of Stockholders' Equity - Three months ended July 31, 2000....................5
           Statements of Cash Flows - Three months ended July 31, 2000 and 1999.....................6
           Notes to Consolidated Financial Statements............................................7-10

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................11-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................18
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................18
Item 2.    Changes in Securities...................................................................19
Item 6.    Exhibits and Reports on Form 8-K........................................................19

SIGNATURES.........................................................................................19

                          PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                                July 31, 2000    April 30, 2000
                                                                -------------    --------------
Assets
     Cash and cash equivalents                                  $    1,180       $    1,883
     Other receivables                                                 889            1,029
     Finance receivables, net                                      138,982          132,855
     Inventories                                                    13,045           12,190
     Property and equipment, net                                    12,023           11,487
     Goodwill, net                                                   5,973            6,034
     Prepaid and other assets                                          977              577
     Due from parent                                                   528              528
     Deferred tax asset, net                                        12,382           12,382
                                                                ----------       ----------
                                                                $  185,979       $  178,965
                                                                ==========       ==========

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable and accrued expenses                      $   12,580       $   13,857
     Revolving credit facility                                     138,541          130,367
     Other borrowings                                               10,056           10,773
     Income taxes payable                                            1,893            3,133
     Sales taxes payable                                             4,879            4,207
                                                                ----------       ----------
Total liabilities                                                  167,949          162,337
                                                                ----------       ----------

Contingent redemption value of common stock put options                533              533


Stockholders' equity:
     Series E convertible preferred stock $.01 par value;
       2,000,000 shares authorized; 1,469,551 shares issued
       and outstanding; liquidation value of $1,469,551                 15               15
     Common stock, $.01 par value; 2,500,000 shares
       authorized; 2,444,394 shares issued and outstanding              24               24
     Additional paid-in capital                                     13,891           13,891
     Retained earnings                                               3,567            2,165
                                                                ----------       ----------
Total stockholders' equity                                          17,497           16,095
                                                                ----------       ----------
                                                                $  185,979       $  178,965
                                                                ==========       ==========

    The accompanying notes are an integral part of this financial statement.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three months ended
                                                                         July 31,
                                                                ---------------------------
                                                                   2000            1999
                                                                ----------       ----------

Sales of used cars                                              $   43,789       $   19,507
Less:  Cost of used cars sold                                       26,188           12,960
       Provision for credit losses                                  10,592            2,633
                                                                ----------       ----------
                                                                     7,009            3,914

Interest income
     Interest income                                                 9,373            2,871
     Portfolio interest expense                                      4,198            1,351
                                                                ----------       ----------
                                                                     5,175            1,520
                                                                ----------       ----------

Income before operating expenses                                    12,184            5,434
                                                                ----------       ----------

Operating expenses
     Selling, general and administrative                             9,766            5,015
     Depreciation and amortization                                     379               92
     Other expense (income)                                           (193)               -
                                                                ----------       ----------
                                                                     9,952            5,107
                                                                ----------       ----------

Income before income taxes                                           2,232              327

Income tax expense                                                     830              121
                                                                ----------       ----------

Net income                                                      $    1,402       $      206
                                                                ==========       ==========

Net income per common share
     Diluted                                                    $     0.14       $     0.03

Weighted average shares
     Diluted                                                         9,792            6,015

   The accompanying notes are an integral part of these financial statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                     (In thousands, except number of shares)
                                   (Unaudited)

                                      Preferred stock          Common stock           Additional                          Total
                                  ---------------------    ---------------------       paid-in        Retained       stockholders'
                                    Shares     Amount        Shares     Amount         capital        earnings          equity
                                  ---------- ----------    ---------- ----------    -------------   ------------    --------------
Balances at April 30, 2000         1,469,551   $    15      2,444,394   $    24       $   13,891      $   2,165       $    16,095

Net income                                 -         -              -         -                -          1,402             1,402
                                  ----------  --------     ----------  --------      -----------     ----------      ------------

Balances at July 31, 2000          1,469,551   $    15      2,444,394   $    24       $   13,891      $   3,567       $    17,497
                                  ==========  ========     ==========  ========      ===========     ==========      ============

   The accompanying notes are an integral part of these financial statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Three months ended July 31,
                                                                ---------------------------
                                                                   2000             1999
                                                                ----------       ----------
Operating activities
     Net income                                                 $    1,402       $      206
     Adjustments to reconcile net income to
       net cash provided by operating activities
          Provision for credit losses                               10,592            2,633
          Deferred income taxes                                          -                -
          Depreciation and amortization                                379               92
          Accretion of purchase discount                              (283)
          Other                                                       (129)               -
          Changes in assets and liabilities, net of
            the effects of acquisitions
               Inventories                                           3,401            3,460
               Other receivables                                       140              190
               Prepaids and other assets                              (399)            (152)
               Accounts payable and accrued
               liabilities                                            (476)            (479)
               Income tax payable/receivable                        (1,241)             121
                                                                ----------       ----------

                    Net cash provided by operating
                      activities                                    13,386            6,072
                                                                ----------       ----------

Investing activities
     Finance receivable originations                               (43,790)         (19,508)
     Collections of finance receivables                             23,098            9,629
     Purchases of property and equipment                              (854)          (1,193)
                                                                ----------       ----------
                    Net cash used in investing activities          (21,546)         (11,072)
                                                                ----------       ----------

Financing activities
     Proceeds from revolving credit facility, net                    8,174            2,010
     Payments on other borrowings (net)                               (717)           2,801
                                                                ----------       ----------
                    Net cash provided by financing activities        7,457            4,811
                                                                ----------       ----------

Net decrease in cash and cash equivalents                             (703)            (189)

Cash and cash equivalents at beginning of period                     1,883               63
                                                                ----------       ----------

Cash and cash equivalents at end of period                      $    1,180       $     (126)
                                                                ==========       ==========

   The accompanying notes are an integral part of these financial statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Accounting Policies

Effective December 1, 1999, Smart Choice Automotive Group, Inc. ("Smart Choice" or the "Company") acquired the stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "PAACO") in a reverse acquisition in which PAACO 's stockholders acquired voting control of Smart Choice. The acquisition was accomplished through the contribution of all of the outstanding stock of PAACO by Crown Group, Inc. ("Crown"), an 85% majority stockholder, along with all the shares of the minority stockholders, in exchange for 1,203,016 shares of Smart Choice Series E convertible preferred stock. Additionally, Crown purchased 150,000 shares of Smart Choice Series E convertible preferred stock for $3 million in cash and acquired Smart Choice debt with a face value of approximately $4.5 million for $2.3 million in cash. The debt was converted by Crown into 116,535 shares of Smart Choice Series E convertible preferred stock. Upon completing the transaction, Crown, the former majority stockholder in PAACO, controlled approximately 70% of the voting rights of the Company.

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

Note 2 - Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting of normal recurring adjustments, necessary to present our financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Note 3 - Finance Receivables

A summary of finance receivables, net, follows ($ in thousands):

                                                  July 31,    April 30,
                                                   2000         2000
                                                ----------    ---------

Contractually scheduled payments                $  206,054    $ 199,629
Unearned finance charges                           (31,266)     (33,021)
                                                ----------    ---------
Principal balances                                 174,788      166,608

Allowance for credit losses                        (34,627)     (32,291)
Finance receivable discount (net)                   (1,179)      (1,462)
                                                ----------    ---------
Finance receivables, net                        $  138,982    $ 132,855
                                                ==========    =========


Contractually scheduled payment balances increased from April 30, 2000 due to higher sales levels during the three-month period, partially offset by runoff of older loans. Unearned finance charges decreased during the same period due to our change in policy made during the fourth quarter of the year ended April 30, 2000 to reduce the average term of new loans.

Note 4 - Debt

A summary of our indebtedness at July 31, 2000 and April 30, 2000 is as follows (in thousands):


                                                  July 31,    April 30,
                                                   2000         2000
                                                ----------    ---------
Revolving credit facility                       $  138,541    $ 130,367

Subordinated notes payable                           3,000        3,000
Mortgages and other notes payable                    6,140        6,843
Other borrowings                                       916          930
                                                ----------    ---------
                                                    10,056       10,773
                                                ----------    ---------

   Total                                        $  148,597    $ 141,140
                                                ==========    =========

In December 1999, as a result of the acquisition of Smart Choice, our revolving credit facility was amended and now provides for borrowings of up to $160 million, up to $60 million for PAACO and up to $100 million for First Choice. Crown guarantees the obligation for up to $5 million. The revolving facility matures in November 2004 and accrues interest on borrowings at prime plus 2.25% (11.75% at July 31, 2000). We had available capacity under the facility at July 31, 2000 of $.9 million for First Choice. PAACO had borrowed up to its limit of $60 million at July 31, 2000.

The advance rates on eligible finance receivables declines from 85% to 70% for First Choice and 72.5% to 67.5% for PAACO over the term of the credit facility. Concurrent with the decrease in the advance rate, the interest rate will decrease to prime plus 1.75%.

Subordinated notes payable at July 31, 2000 represents $3 million payable to Crown. The subordinated notes payable bear interest at 8.5% per annum, and mature on March 26, 2002.

The mortgages payable consists of four notes, all collateralized by land and certain buildings, to two financial institutions and an individual. The two notes with one financial institution accrue interest at prime plus 2.25% and mature in December 2015. The other mortgage note payable to a financial institution accrues interest at 8.25% and matures in May 2003. The mortgage note payable to an individual accrues interest at 9.5% and matures in May 2001.

Note 5 - Common Stock Equivalents

Net income per common share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the three-month periods ended July 31, 2000 and 1999 as follows (in thousands, except share and per share amounts):

                                                                           Three months ended
                                                                                July 31,
                                                                   --------------------------------
                                                                       2000               1999
                                                                   -------------      -------------
Net income                                                         $       1,402      $         206
                                                                   =============      =============
Diluted earnings per share                                         $        0.14      $        0.03
                                                                   =============      =============
Basic EPS - Weighted average shares outstandiang                       2,444,394                 --
Effect of dilutive securities:
Preferred stock                                                        7,347,755          6,015,080
Warrants                                                                      --                 --
Stock options                                                                 --                 --
                                                                   -------------      -------------
Dilutive EPS - Weighted average shares outstanding                     9,792,149          6,015,080
                                                                   =============      =============
Warrants not included in dilutive EPS since antidilutive                  97,500                 --
                                                                   =============      =============
Stock options not included in dilutive EPS since antidilutive                 --                 --
                                                                   =============      =============

Basic earnings per share has not been presented because the effects of the acquisition of Smart Choice by PAACO on the number of common shares outstanding and the equity structure of the Company post-acquisition make the presentation of 1999 basic earnings per share not meaningful.

Note 6 - Business Segments

We sell and finance used vehicles in two major markets in the United States. The First Choice market is based in Florida and the PAACO market is based in Texas. Effective December 1, 1999, Smart Choice acquired the stock of PAACO in a reverse acquisition in which PAACO's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, PAACO is deemed to be the acquiring entity. Accordingly, the financial statements include the results of PAACO for all periods presented and the results of First Choice for the first quarter only. Our geographic business segment data for the three months ended July 31, 2000 and 1999 is as follows (in thousands):

                                                PAACO            First Choice
      Three months ended July 31,               market              market              Combined
----------------------------------------      ----------         ------------          ----------
               2000
----------------------------------------
Sales of used cars                            $   25,036          $   18,753           $   43,789
Less: cost of cards sold                          15,437              10,751               26,188
     Provision for credit losses                   4,748               5,844               10,592
                                              ----------         ------------          ----------
                                                   4,851               2,158                7,009
Net interest income                                2,092               3,083                5,175
                                              ----------         ------------          ----------
Income before operating expenses                   6,943               5,241               12,184
Operating expenses:
Selling, general and administrative                5,275               4,491                9,766
Depreciation and amortization                        126                 253                  379
Other income                                         (60)               (133)                (193)
                                              ----------         ------------          ----------
                                                   5,341               4,611                9,952
                                              ----------         ------------          ----------
Operating income                              $    1,602          $      630           $    2,232
                                              ==========         ============          ==========

Capital expenditures                          $      525          $      329           $      854
                                              ==========         ============          ==========

Total assets                                  $   84,622          $  101,357           $  185,979
                                              ==========         ============          ==========

               1999
----------------------------------------
Sales of used cars                            $   19,507          $        -           $   19,507
Less: cost of cars sold                           12,960                   -               12,960
     Provision for credit losses                   2,633                   -                2,633
                                              ----------         ------------          ----------

                                                   3,914                   -                3,914
Net interest income                                1,520                   -                1,520
                                              ----------         ------------          ----------

Income before operating expenses                   5,434                   -                5,434
Operating expenses:
Selling, general and administrative                5,015                   -                5,015
Depreciation and amortization                         92                   -                   92
Other income                                           -                   -                    -
                                              ----------         ------------          ----------

                                                   5,107                   -                5,107
                                              ----------         ------------          ----------

Operating income                              $      327          $        -           $      327
                                              ==========         ============          ==========

Capital expenditures                          $    1,193          $        -           $    1,193
                                              ==========         ============          ==========

Total assets                                  $   65,034          $        -           $   65,034
                                              ==========         ============          ==========

Item 2. - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

We operate one of the largest chains of buy here-pay here car dealerships in the United States. At July 31, 2000 we operated 24 dealerships located in major markets in Texas and Florida. We have one line of business: to sell and finance quality used vehicles to credit-impaired customers. In Texas, we operate twelve lots under the name PAACO, and in Florida we operate twelve lots under the name First Choice.

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


Our operating strategy emphasizes the following points:

SELL RELIABLE, QUALITY CARS. We sell reliable quality used cars. We believe that product failure is a leading cause of defaults on finance contracts in the self-financed used car industry. We utilize guidelines in purchasing, inspecting, reconditioning and servicing, to minimize defaults. At First Choice we include a 24,000 mile/24-month warranty with the sale of most used cars, and at PAACO we generally include a 6,000 mile/6-month warranty.

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

APPLY RIGOROUS COLLECTION PRACTICES. We diligently and pro-actively pursue the collection of our finance receivables while maintaining a professional, customer-friendly atmosphere. Our collection policy includes telephoning a borrower if the borrower's payment is one day late, and repossession procedures generally begin when the customer is one payment past due. As of July 31, 2000, 92.7% of our finance receivables at PAACO were not more than one payment past due and 96.9% of First Choice's finance receivables were not more than one payment past due.

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

In the following discussion and analysis, we explain the results of operations and general financial condition of Smart Choice and its subsidiaries. In particular we analyze and explain the changes in the results of operations for the three-month periods ended July 31, 2000 and July 31, 1999.


First quarter highlights include:

Sales of used cars and cost of used cars sold

                                           Three months ended
                                                July 31,
                                         ---------------------   Percentage
                                            2000       1999        Change
                                         ----------  ---------   ----------
(in thousands, except per car amounts)

Number of used cars sold                      3,654      1,580        131.3%
                                         ==========  =========
Sales of used cars                       $   43,789  $  19,507        124.5%
Cost of used cars sold                       26,188     12,960        102.1%
                                         ----------  ---------
Gross margin                             $   17,601  $   6,547        168.8%
                                         ==========  =========
Gross margin %                                 40.2%      33.6%

Per car sold:
    Sales                                $   11,984  $  12,346         -2.9%
    Cost of used cars sold                    7,167      8,203        -12.6%
                                         ----------  ---------
    Gross margin                         $    4,817  $   4,144         16.2%
                                         ==========  =========

We increased sales by $24.3 million or 124.5% for the three months ended July 31, 2000 compared to the same period in 1999. The increase in sales reflects the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships.

Cost of used cars sold increased by $13.2 million or 102.1%. The increase in cost of used cars sold is primarily due to the addition of First Choice used car dealerships acquired through merger in December 1999. Cost of used cars sold, as a percent of sales, was 59.8% for the three months ended July 31, 2000 compared to 66.4% for the same period in 1999. Cost per car sold was $7,167 for three months ended July 31, 2000 compared to $8,203 for three months ended July 31, 1999.

Gross margin was $17.6 million for the three months ended July 31, 2000 compared to $6.5 million for the same period in 1999 an increase of $11.1 million or 168.8%. Gross margin was 40.2% or $4,817 per car for the three months ended July 31, 2000 as compared to 33.4% or $4,144 per car for the same period in 1999. The increase in gross margin reflects lower reconditioning and acquisition costs at PAACO along with higher sales price per car at First Choice.

Provision for Credit Losses

The following is a summary of the provision for credit losses:

                                             Three months ended
                                                  July 31,
                                           ---------------------   Percentage
                                              2000       1999        Change
                                           ----------  ---------   ----------

Provision for credit losses (in thousands) $   10,592  $   2,633      302.3%
                                           ==========  =========
Provision per loan originated              $    2,899  $   1,666       73.9%
                                           ==========  =========

Provision as a percentage of principal
  balances originated                            24.2%      13.5%
                                           ----------  ---------


The provision for credit losses was $10.6 million for the three months ended July 31, 2000 compared to $2.6 million for the same period in 1999. The provision as a percent of principal balances originated was 24.2% for the three months ended July 31, 2000 and 13.5% for the same period in 1999. The increase in provision reflects the addition of 12 First Choice used car dealerships and management's expectations of future credit losses on current sales. Management believes along with increases in gross profit on each unit sold comes a corresponding increase in credit loss. This expectation is based on stable to declining repossession rates with lower net recovery rates for each vehicle repossessed. Further, management has adopted new credit policies which include a "no tolerance" policy on payment delinquency.

Net Interest Income

                                             Three months ended
                                                  July 31,
                                           ---------------------   Percentage
                                              2000       1999        Change
                                           ----------  ---------   ----------
                                             ($ in thousands)
Interest income                            $    9,373  $   2,871      226.5%
Portfolio interest expense                 $    4,198  $   1,351      210.7%
                                           ----------  ---------
Net interest income                        $    5,175  $   1,520      240.5%
                                           ==========  =========
Average effective yield                          21.3%      19.1%      11.5%
Average borrowing cost                           11.2%      10.4%       7.7%

Interest earned on financed receivables was $9.4 million for the three months ended July 31, 2000 compared to $2.9 million for the three months ended July 31, 1999 which reflects an increase of $6.5 million or 226.5%. The increase is due primarily to the acquisition of First Choice's portfolio which had a higher yield than PAACO's and continued growth in financed used car sales.

Portfolio interest expense increased by $2.8 million or 210.7% to $4.2 million for the three months ended July 31, 2000 from $1.4 million for the same period in 1999. The increase is due to the acquisition of First Choice and an increase in the prime interest rate during the periods reported along with an offsetting lower overall cost of capital obtained in the revised credit facility.


Income before Operating Expenses

Our income before operating expenses was $12.2 million compared to $5.4 million for the same period in 1999. The increase in income before operating expenses reflects the increase in sales of used cars and interest income.


Operating Expenses

                                             Three months ended
                                                  July 31,
                                           ---------------------   Percentage
                                              2000       1999        Change
                                           ----------  ---------   ----------

Operating expenses (in thousands)          $    9,952  $   5,107       94.9%
                                           ==========  =========
Per car sold                               $    2,724  $   3,232      -15.7%
                                           ==========  =========
As % of total revenue                            18.7%      22.8%
                                           ----------  ---------

Operating expenses were $10.0 million for the three months ended July 31, 2000 compared to $5.1 million for the same period in 1999, reflecting an increase of $4.9 million or 94.9%. The increase is primarily due to the addition of Smart Choice's operations. Operating expenses were $2,724 per car sold for the three months ended July 31, 2000 compared to $3,232 per car sold in the same period in 1999. The decrease reflects our commitment to controlling operating expenses and the success of certain cost-cutting measures initiated in the third quarter of fiscal 2000.

Interest Expense

Our interest expense totaled $4.2 million for the three months ended July 31, 2000 versus $1.4 million for the three months ended July 31, 1999. The increase is a result of the merger with Smart Choice and an increase in borrowing under the Finova revolving credit facility.

Business Segment Information

We report our operations based on two operating segments. These segments are reported as PAACO and First Choice. Operating expenses for our business segments for the three-month periods ended July 31, 2000 and 1999 are as follows:

PAACO operations consist of our used car lots in Texas. A summary of PAACO operating expenses follows ($ in thousands except per car sold data):

                                             Three months ended
                                                  July 31,
                                           ---------------------   Percentage
                                              2000       1999        Change
                                           ----------  ---------   ----------

PAACO operations:
  Selling, general and administrative      $    5,275  $   5,015        5.2%
  Depreciation and amortization                   126         92       37.0%
  Other expense (income)                          (60)        --
                                           ----------  ---------
                                           $    5,341  $   5,107        4.6%
                                           ==========  =========

Per car sold:
  Selling, general and administrative      $    2,687  $   3,174      -15.3%
  Depreciation and amortization                    64         58       10.2%
  Other expense (income)                          (31)        --
                                           ----------  ---------
                                           $    2,721  $   3,232      -15.8%
                                           ==========  =========

First Choice operations consist of our used car lots in Florida. A summary of First Choice operating expenses follows ($ in thousands except per car sold data):

                                          Three Months
                                             ended
                                            July, 31
                                           ----------
                                              2000
                                           ----------
First Choice operations:
  Selling, general and administrative      $    4,491
  Depreciation and amortization                   253
  Other expense (income)                         (133)
                                           ----------
                                           $    4,611
                                           ==========

Per car sold:
  Selling, general and administrative      $    2,656
  Depreciation and amortization                   150
  Other expense (income)                          (79)
                                           ----------
                                           $    2,727
                                           ==========

The financial statements include the results of PAACO for all periods presented and the results of First Choice for the first quarter of fiscal year 2001 only. Accordingly, comparisons to the three months ended July 31, 1999 are not included.

Financial Position

The following table represents key components of our financial positions ($ in thousands):

                                            July 31,          April 30,
                                              2000               2000
                                           ----------        ----------
Finance receivables, net                   $  138,982        $  132,855
Inventory                                      13,045            12,190
Total assets                                  185,979           178,965
Total debt                                    148,597           141,140
Revolving credit facitlity                    138,541           130,367
Other borrowings                               10,056            10,773
Total liabilities                             167,949           162,337
Total stockholders' equity                 $   17,497        $   16,095

The increase in finance receivables, net was primarily due to increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods and higher allowance for credit losses. Used car sales totaled 3,654 for the quarter ended July 31, 2000 versus sales of 1,580 used cars during the same quarter of the prior year.

The following table reflects activity in the allowance for credit losses, as well as information regarding charge off activity, for the three months ended July 31, 2000 and 1999 ($ in thousands):

                                                        Three months ended
                                                             July, 31
                                                    -------------------------
                                                      2000             1999
                                                    ---------        --------

Allowance activity:
Balance, beginning of period                        $  32,291        $  7,587
Povision for credit losses                             10,592           2,633
Other allowances activity                                  --              --
Net charge offs                                        (8,256)         (2,041)
                                                    ---------        --------
Balance, end of period                              $  34,627        $  8,179
                                                    =========        ========
Allowance as a percent of period end balances            21.0%           13.7%
                                                    =========        ========

Charge off activity:
Principal balances                                  $  14,055        $  6,488
Recoveries, net                                        (5,799)         (4,447)
                                                    ---------        --------
Net charge offs                                     $   8,256        $  2,041
                                                    =========        ========

Even though a contract is charged off, we continue to attempt to collect the contract. Recoveries, which includes the estimated wholesale cost of vehicles repossessed, as a percentage of principal balances charged off from retail operations averaged 41.3% for the three months ended July 31, 2000 versus 68.5% for the same period of 1999.

The allowance for credit losses is maintained at a level that in management's judgement is adequate to provide for estimated probable credit losses inherent in our retail portfolio.

The following table sets forth the principal balances 31 to 60 days delinquent, and 61 to 90 days delinquent as a percentage of total outstanding contract principal balances from dealership operations.


                                            July 31,          April 30,
                                              2000               2000
                                           ----------        ----------

Days delinquent:
Current                                          70.0%             71.4%
1-30 days                                        25.2%             25.2%
31-60 days                                        3.0%              2.0%
61-90 days                                        1.7%              1.4%
                                           ----------        ----------
Total portfolio                                 100.0%            100.0%
                                           ==========        ==========

Delinquencies have increased as of July 31, 2000 versus April 30, 2000. The primary reason for the increase is due to seasonal fluctuations and is typically experienced this quarter. The increase is not as significant for the three months ended July 31, 2000 as we have adopted a "no tolerance" policy towards delinquent accounts. This policy results in quicker repossessions and higher recoveries as a percent of principal balance charged off.

Liquidity and capital resources

In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

         *  increases in our loan portfolio
         *  purchase of inventories
         *  working capital and general corporate purposes
         *  the purchase of property and equipment.

We fund our capital requirements primarily through:

         *  operating cash flow
         *  our revolving facility with Finova Capital Corp.
         *  supplemental borrowings

While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Operating cash flow

Net cash provided by operating activities increased by $7.3 million in the three months ended July 31, 2000 to $13.4 million compared to cash generated of $6.1 million for the three months ended July 31, 1999.

Net cash used by investing activities increased by $10.4 million for the three months ended July 31, 2000 to $21.5 million versus cash used of $11.1 million for the same period of the previous year.

Financing activities generated an increase of $2.6 million for the three months ended July 31, 2000 to $7.5 million as compared to $4.8 million generated in the same period of 1999.

Financing resources

Revolving facility. Under the Finova Loan and Security Agreement (the "Finova Revolving Facility"), we may borrow the lesser of (i) the Revolving line of $160 million or (ii) the advance rate of the available balance of eligible finance contracts and inventory. The Finova Revolving Facility is collateralized by all of our finance receivables and used car inventory. The Finova Revolving Facility bears interest at the prime rate plus 2.25% (11.75% as of July 31, 2000). The interest rate declines to prime rate plus 2.00% and prime rate plus 1.75% as the advance rate declines through the life of the note. The Finova Revolving Facility expires on November 30, 2004, at which time its renewal will be subject to renegotiations. As of July 31, 2000, the principal amount outstanding under the Finova Revolving Facility was $138.5 million, up from a balance of $130.4 million as of April 30, 2000. On July 31, 2000 we had availability of approximately $.9 million under the Finova Revolving Facility. There can be no assurance that we will be able to raise additional capital as needed or that we will be able to generate sufficient cash flow to pay down the revolving credit facility as the advance rates decline at First Choice from 85% to 70% and from 72% to 67.5% at PAACO over the term of the facility.

Accounting matters

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS No. 138). SFAS No. 138 amends a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS No. 138 is effective for fiscal years beginning after June 15, 2000, and is not expected to have a material effect on us.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 was delayed by the issuance of SFAS No. 137. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS No. 133 to have a material impact on us.

We make forward looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward looking statements. These statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Forward-looking statements speak only as of the date the statements were made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. You should keep in mind the risk factors and cautionary statements found throughout this Form 10-Q and specifically those found below. We are not obligated to publicly update or revise any forward looking statements, whether as a result of new information, future events, or for any other reason.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks associated with our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risks. Our earnings are impacted by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed-rate finance receivables and fixed and variable rate notes payable. Our finance receivables generally bear interest at fixed rates ranging from 17% to 26%. These finance receivables have scheduled maturities from one to 42 months. The majority of our notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease our net interest income and profitability. A one percent increase in our borrowing costs on variable rate debt would decrease our pretax income by approximately $1.4 million over a period of twelve months.

We believe that our market risk has not changed materially from April 30, 2000.

Part II.  Other information

Item 1. Legal proceedings

There were no material developments in any legal proceedings affecting Smart Choice during the quarter ended July 31, 2000. The legal proceedings in which we are involved are described in our Annual Report on Form 10-K for the year ended April 30, 2000.

Item 2. Changes in Securities and Use of Proceeds.

On July 26, 2000, Smart Choice effected a 1-for-20 reverse split of its common stock. The reverse stock split has been retroactively reflected in our balance sheet and statement of stockholders' equity as of April 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)      Exhibits.  The following exhibit is filed with this Report:

                 Exhibit No.           Description
                 -----------           -----------
                 27.1                  Financial Data Schedule

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended July 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SMART CHOICE AUTOMOTIVE GROUP, INC.


Date: September 14, 2000                   By:/s/ James E. Ernst
                                                  -----------------------------
                                                  James E. Ernst
                                                  President and Chief Executive
                                                  Officer


Date: September 14, 2000                   By:/s/ Joe Cavalier
                                                  ------------------------
                                                   Joe Cavalier
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)