Form 10-Q
period 2000-10-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2000-12-15
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2000
                           --------------------------

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

                                  Yes X No ____

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 30, 2000, 2,446,353 shares of the Registrant's Common Stock were issued and outstanding.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                           Heading                                                               Page
                           -------                                                               ----
PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheets - October 31, 2000 and April 30, 2000.....................................3
           Statements of Operations - Three and six months ended October 31, 2000 and 1999..........4
           Statements of Cash Flows - Six months ended October 31, 2000 and 1999....................5
           Notes to Consolidated Financial Statements.............................................6-10

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................................11-21

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................21
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.......................................................................21
Item 2.    Changes in Securities...................................................................21
Item 4.    Submission of Matters to a Vote of Security Holders...................................21-22
Item 6.    Exhibits and Reports on Form 8-K........................................................22

SIGNATURES.........................................................................................22

                          PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                           October 31, 2000           April 30, 2000
                                                                           ----------------           --------------
                                                                             (unaudited)
Assets
Cash and cash equivalents                                                 $           588           $         1,883
Other receivables                                                                   1,263                     1,029
Finance receivables, net                                                          146,954                   132,855
Inventories                                                                        14,537                    12,190
Property and equipment, net                                                        12,263                    11,487
Goodwill, net                                                                       5,911                     6,034
Prepaid and other assets                                                            1,023                       577
Due from parent                                                                       528                       528
Deferred tax asset, net                                                            12,382                    12,382
                                                                          ---------------           ---------------
                                                                          $       195,449           $       178,965
                                                                          ===============           ===============

Liabilities and Stockholders' Equity
Liabilities:
Checks outstanding in excess of bank balance                              $           591           $             -
Accounts payable and accrued expenses                                              12,416                    13,857
Revolving credit facility                                                         146,281                   130,367
Other borrowings                                                                    9,973                    10,773
Income taxes payable                                                                2,417                     3,133
Sales taxes payable                                                                 4,908                     4,207
                                                                          ---------------           ---------------
Total liabilities                                                                 176,586                   162,337
                                                                          ---------------           ---------------

Contingent redemption value of common stock put options                               533                       533

Stockholders' equity:
Series E convertible preferred stock $.01 par value; 2,000,000 shares authorized; 1,469,551 shares issued and outstanding; liquidation value
of $1,469,551                                                                          15                        15
Common stock, $.01 par value; 2,500,000 shares authorized; 2,446,353
shares issued and outstanding at October 31, 2000 and April 30, 2000                   24                        24
Additional paid-in capital                                                         13,891                    13,891
Retained earnings                                                                   4,400                     2,165
                                                                          ---------------           ---------------
Total stockholders' equity                                                         18,330                    16,095
                                                                          ---------------           ---------------
                                                                          $       195,449           $       178,965
                                                                          ===============           ===============

The accompanying notes are an integral part of this financial statement.


              Smart Choice Automotive Group, Inc. and Subsidiaries

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three months ended              Six months ended
                                                                October 31,                     October 31,
                                                            ------------------              ----------------
                                                          2000             1999           2000          1999
                                                          ----             ----           ----          ----
Sales of used cars                              $         50,515      $   16,815     $    94,304    $   36,322
Less: Cost of used cars sold                              31,526          10,243          57,714        23,203
Provision for credit losses                               11,446           3,021          22,038         5,654
                                                ----------------      ----------     -----------    ----------
                                                           7,543           3,551          14,552         7,465

Interest income
Interest income                                            9,525           2,828          18,898         5,699
Portfolio interest expense                                 4,539           1,469           8,737         2,820
                                                ----------------      ----------     -----------    ----------
                                                           4,986           1,359          10,161         2,879
                                                ----------------      ----------     -----------    ----------

Income before operating expenses                          12,529           4,910          24,713        10,344
                                                ----------------      ----------     -----------    ----------

Operating expenses
Selling, general and administrative                       10,841           4,445          20,607         9,460
Depreciation and amortization                                395              73             774           165
Other income                                                 (63)              -            (256)            -
                                                ----------------      ----------     -----------    ----------
                                                          11,173           4,518          21,125         9,625
                                                ----------------      ----------     -----------    ----------
Income before income taxes                                 1,356             392           3,588           719

Income tax expense                                           523             158           1,353           279
                                                ----------------      ----------     -----------    ----------
Net income                                      $            833      $      234     $     2,235    $      440
                                                ================      ==========     ===========    ==========
Net income per common share
Basic                                           $           0.34      $    32.67     $      0.91    $    61.43
Diluted                                         $           0.08      $     0.03     $      0.23    $     0.06

Weighted average shares
Basic                                                      2,446               7           2,446             7
Diluted                                                    9,814           7,355           9,794         7,355

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six months ended October 31,
                                                                                 ----------------------------
                                                                                 2000                  1999
                                                                                 ----                  ----
Operating activities
Net income                                                              $          2,235         $         440
Adjustments to reconcile net income to
net cash provided by operating activities
Provision for credit losses                                                       22,038                 5,654
Deferred income taxes                                                                  -                     -
Depreciation and amortization                                                        774                   165
Accretion of purchase discount                                                      (523)
Deferred warranty contracts earned                                                  (296)                    -
Changes in assets and liabilities
Inventories (net of effects of reposessions)                                      11,777                 7,471
Other receivables                                                                   (234)                  679
Prepaids and other assets                                                           (446)                  113
Accounts payable and accrued
liabilities                                                                         (443)                 (281)
Income tax payable/receivable                                                       (716)                  381
                                                                        ----------------         -------------
Net cash provided by operating
activities                                                                        34,166                14,623
                                                                        ----------------         -------------

Investing activities
Finance receivable originations                                                  (90,218)              (35,926)
Collections of finance receivables                                                40,479                17,862
Purchases of property and equipment                                               (1,427)               (1,397)
                                                                        ----------------         -------------
Net cash used in investing activities                                            (51,166)              (19,461)
                                                                        ----------------         -------------

Financing activities
Increase in checks outstanding in excess of bank balance                             591                    45
Proceeds from revolving credit facility, net                                      15,914                 2,010
Net payments/advances on other borrowings                                           (800)                2,720
                                                                        ----------------         -------------
Net cash provided by financing activities                                         15,705                 4,775
                                                                        ----------------         -------------

Net decrease in cash and cash equivalents                                         (1,295)                  (62)

Cash and cash equivalents at beginning of period                                   1,883                    63
                                                                        ----------------         -------------

Cash and cash equivalents at end of period                              $            588         $           0
                                                                        ================         =============

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

For financial reporting purposes, PAACO is deemed to be the acquiring entity. The acquisition has been reflected in the accompanying consolidated financial statements as (a) a recapitalization of PAACO whereby the issued and outstanding stock of PAACO was converted into 1,203,016 shares of Series E convertible preferred stock and (b) the issuance of the securities discussed in the preceding paragraph by PAACO in exchange for all of the outstanding equity securities of Smart Choice.

The following unaudited pro forma condensed results of operations of Smart Choice for the six months and three months ended October 31, 2000 and 1999, give effect to the acquisition of Smart Choice as if it had occurred on May 1, 1999. The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the dates indicated.

                                                       Three months ended                  Six months ended
                                                             October 31,                      October 31,
                                                       2000            1999             2000            1999
                                                       ----            ----             ----            ----
Revenue                                          $   60,040       $  39,904       $  113,202       $  83,072
Net Income (loss)                                       833              89            2,235          (4,140)
Income (loss) per share
Basic                                            $     0.34       $    0.04       $     0.91       $   (1.69)
Diluted                                          $     0.08       $    0.01       $     0.23       $   (1.69)


The accompanying consolidated financial statements include the results of PAACO for all periods and the results of Smart Choice from the date of acquisition.


Note 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

Note 3 - Finance Receivables

A summary of finance receivables, net, follows ($ in thousands):

                                                        October 31,         April 30,
                                                           2000               2000
                                                           ----               ----
Contractual payments                                  $  214,220        $   199,629
Unearned finance charges                                 (31,885)           (33,021)
                                                      ----------        -----------
Principal balances                                       182,335            166,608
Allowance for credit losses                              (34,442)           (32,291)
Finance receivable discount                                 (939)            (1,462)
                                                      ----------        -----------
Finance receivables, net                              $  146,954        $   132,855
                                                      ==========        ===========

Contractual payment balances increased from April 30, 2000 due to higher sales levels during the six-month period, partially offset by runoff of older loans. Unearned finance charges decreased during the same period due to our change in policy made during the fourth quarter of the year ended April 30, 2000 to reduce the average term of new loans.

Note 4 - Debt

A summary of our indebtedness at October 31, 2000 and April 30, 2000 is as follows (in thousands):

                                                           October 31,            April 30,
                                                              2000                  2000
                                                              ----                  ----
Revolving credit facility                              $     146,281          $    130,367

Subordinated notes payable                                     3,000                 3,000
Mortgages and other notes payable                              6,045                 6,843
Other borrowings                                                 928                   930
                                                       -------------          ------------
                                                               9,973                10,773
                                                       -------------          ------------

Total                                                  $     156,254          $    141,140
                                                       =============          ============


In December 1999, as a result of the acquisition of Smart Choice, our revolving credit facility was amended to provide for borrowings of up to $160 million, up to $60 million for PAACO and up to $100 million for First Choice. During the second quarter the revolving credit facility was further amended to provide up to $62 million for PAACO and decrease First Choice borrowing capacity to $98 million. Crown guarantees the obligation for up to $5 million. The revolving facility matures in November 2004 and accrues interest on borrowings at prime plus 2.25% (11.75% at October 31, 2000). We had available capacity under the facility at October 31, 2000 of $.8 million for First Choice. PAACO had borrowed up to its limit of $62 million at October 31, 2000.

The advance rates on eligible finance receivables declines from 85% to 70% for First Choice and 72.5% to 67.5% for PAACO over the term of the credit facility. Concurrent with the decrease in the advance rate, the interest rate will decrease to prime plus 1.75%.

Subordinated notes payable at October 31, 2000 represents $3 million payable to Crown. The subordinated notes payable bear interest at 8.5% per annum, and mature on March 26, 2002.

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

Note 5 - Common Stock Equivalents

Net income per common share are based on the weighted average number of common shares and common stock equivalents outstanding for the three and six-month periods ended October 31, 2000 and 1999 as follows (in thousands, except share and per share amounts):

                                                       Three months ended             Six months ended
                                                            October 31,                  October 31,
                                                            -----------                  -----------
                                                       2000           1999          2000         1999
                                                       ----           ----          ----         ----
Net income                                       $      833      $     234      $   2,235     $     440
                                                 ===========     =========      =========     =========
Basic earnings per share                         $     0.34      $   32.67      $    0.91     $   61.43
                                                 ===========     =========      =========     =========
Diluted earnings per share                       $     0.08      $    0.03      $    0.23     $    0.06
                                                 ===========     =========      =========     =========

Basic weighted average shares outstanding          2,446,353         7,163      2,446,353         7,163
Effect of dilutive securities:
Preferred stock                                    7,347,750     7,347,750      7,347,750     7,347,750
Stock options                                         19,726             -             -              -
                                                 -----------     ---------      ---------     ---------
Dilutive weighted average shares outstanding       9,813,829     7,354,913      9,794,103     7,354,913
                                                 ===========     =========      =========     =========

Warrants not included in dilutive shares since        82,084             -         82,084             -
                                                 ===========     =========      =========     =========
antidilutive
Common stock options not included in dilutive
shares since antidilutive                            302,876             -        322,602             -
                                                 ===========     =========      =========     =========


In connection with the acquisition of PAACO, all of PAACO's outstanding shares of common stock were exchanged for the Company's preferred shares. Accordingly, basic weighted-average shares outstanding for the three and six months ended October 31, 1999 consists of PAACO's historical weighted-average common shares. Consequently, basic earnings per share in 1999 is not meaningful.

Note 6 - Business Segments

We sell and finance used vehicles in two major markets in the United States. The First Choice market is based in Florida and the PAACO market is based in Texas. Effective December 1, 1999, Smart Choice acquired the stock of PAACO in a reverse acquisition in which PAACO's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, PAACO is deemed to be the acquiring entity. Accordingly, the financial statements include the results of PAACO for all periods presented and the results of First Choice for 2000 only. Our business segment data for the three months ended October 31, 2000 and 1999 is as follows (in thousands):

Three months ended October 31,                             PAACO           First Choice         Combined
------------------------------                             -----           ------------         --------
           2000
           ----
Sales of used cars                               $         26,879          $      23,636        $       50,515
Less: cost of cars sold                                    17,870                 13,656                31,526
Provision for credit losses                                 3,694                  7,752                11,446
                                                 ----------------          -------------        --------------
                                                            5,315                  2,228                 7,543
Net interest income                                         2,036                  2,950                 4,986
                                                 ----------------          -------------        --------------

Income before operating expenses                            7,351                  5,178                12,529
Operating expenses:
Selling, general and administrative                         5,725                  5,116                10,841
Depreciation and amortization                                 134                    261                   395
Other expense (income)                                        (90)                    27                   (63)
                                                 ----------------          -------------        --------------
                                                            5,769                  5,404                11,173
                                                 ----------------          -------------        --------------
Operating income                                 $          1,582          $        (226)       $        1,356
                                                 ================          =============        ==============
Capital expenditures                             $            229          $         344        $          573
                                                 ================          =============        ==============
Total assets                                     $         89,045          $     106,404        $      195,449
                                                 ================          =============        ==============

       1999
       ----
Sales of used cars                               $         16,815          $           -        $       16,815
Less: cost of cars sold                                    10,243                      -                10,243
Provision for credit losses                                 3,021                      -                 3,021
                                                 ----------------          -------------        --------------
                                                            3,551                      -                 3,551
Net interest income                                         1,359                      -                 1,359
                                                 ----------------          -------------        --------------

Income before operating expenses                            4,910                      -                 4,910
Operating expenses:
Selling, general and administrative                         4,445                      -                 4,445
Depreciation and amortization                                  73                      -                    73
                                                 ----------------          -------------        --------------

                                                            4,518                      -                 4,518
                                                 ----------------          -------------        --------------

Operating income                                 $            392          $           -        $          392
                                                 ================          =============        ==============
Capital expenditures                             $            204          $           -        $          204
                                                 ================          =============        ==============
Total assets                                     $         65,587          $           -        $       65,587
                                                 ================          =============        ==============

Our business segment data for the six months ended October 31, 2000 and 1999 is as follows (in thousands):

Six months ended October 31,                               PAACO           First Choice         Combined
----------------------------                               -----           ------------         --------
        2000
        ----
Sales of used cars                               $         51,915          $      42,389        $       94,304
Less: cost of cars sold                                    33,307                 24,407                57,714
Provision for credit losses                                 8,442                 13,596                22,038
                                                 ----------------          -------------        --------------

                                                           10,166                  4,386                14,552
Net interest income                                         4,128                  6,033                10,161
                                                 ----------------          -------------        --------------

Income before operating expenses                           14,294                 10,419                24,713
Operating expenses:
Selling, general and administrative                        11,000                  9,607                20,607
Depreciation and amortization                                 260                    514                   774
Other income                                                 (150)                  (106)                 (256)
                                                 ----------------          -------------        --------------

                                                           11,110                 10,015                21,125
                                                 ----------------          -------------        --------------

Operating income                                 $          3,184          $         404        $        3,588
                                                 ================          =============        ==============

Capital expenditures                             $            754          $         673        $        1,427
                                                 ================          =============        ==============

Total assets                                     $         89,045          $     106,404        $      195,449
                                                 ================          =============        ==============

      1999
      ----
Sales of used cars                               $         36,322          $           -        $       36,322
Less: cost of cars sold                                    23,203                      -                23,203
Provision for credit losses                                 5,654                      -                 5,654
                                                 ----------------          -------------        --------------
                                                            7,465                      -                 7,465
Net interest income                                         2,879                      -                 2,879
                                                 ----------------          -------------        --------------
Income before operating expenses                           10,344                      -                10,344
Operating expenses:
Selling, general and administrative                         9,460                      -                 9,460
Depreciation and amortization                                 165                      -                   165
                                                 ----------------          -------------        --------------
                                                            9,625                      -                 9,625
                                                 ----------------          -------------        --------------

Operating income                                 $            719          $           -        $          719
                                                 ================          =============        ==============

Capital expenditures                             $          1,397          $           -        $        1,397
                                                 ================          =============        ==============

Total assets                                     $         65,587          $           -        $       65,587
                                                 ================          =============        ==============

Item 2. - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

We operate one of the largest chains of buy here-pay here car dealerships in the United States. At October 31, 2000 we operated 25 dealerships located in major markets in Texas and Florida. We have one line of business: to sell and finance quality used vehicles to credit-impaired customers. In Texas, we operate thirteen lots under the name PAACO, and in Florida we operate twelve lots under the name First Choice.

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

APPLY RIGOROUS COLLECTION PRACTICES. We diligently and pro-actively pursue the collection of our finance receivables while maintaining a professional, customer-friendly atmosphere. Our collection policy includes telephoning a borrower if the borrower's payment is one day late, and repossession procedures generally begin when the customer is one payment past due. As of October 31, 2000, 92.7% of our finance receivables at PAACO were not more than one payment past due and 96.6% of First Choice's finance receivables were not more than one payment past due.

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

In the following discussion and analysis, we explain the results of operations and general financial condition of Smart Choice and its subsidiaries. In particular we analyze and explain the changes in the results of operations for the three and six-month periods ended October 31, 2000 and October 31, 1999.


Comparison of the results of operations for the three months ended October 31, 2000 to the three months ended October 31, 1999:


Sales of used cars and cost of used cars sold

                                                                    Three months ended
                                                                      October 31,
                                                          -------------------------------    Percentage
                                                               2000                1999         Change
                                                               ----                ----         ------
(in thousands, except per car amounts)
Number of used cars sold                                        4,193               1,416       196.1%
                                                         ============           =========
Sales of used cars                                       $     50,515           $  16,815       200.4%
Cost of used cars sold                                         31,526              10,243       207.8%
                                                         ------------           ---------
Gross margin                                             $     18,989           $   6,572       188.9%
                                                         ============           =========
Gross margin %                                                   37.6%               39.1%

Per car sold:
Sales                                                    $     12,047           $  11,875         1.5%
Cost of used cars sold                                          7,519               7,234         3.9%
                                                         ------------           ---------
Gross margin                                             $      4,528           $   4,641        -2.4%
                                                         ============           =========

We increased sales by $33.7 million or 200.4% for the three months ended October 31, 2000 compared to the same period in 1999. The increase in sales reflects the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships along with the addition of one lot at PAACO. In addition, sales per car sold increased by $172 for the three months ended October 31, 2000 compared to the same period in 1999 through efforts by management to offset higher acquisition costs per car.

Cost of used cars sold increased by $21.3 million or 207.8%. The increase in cost of used cars sold is primarily due to the addition of First Choice used car dealerships acquired through merger in December 1999. Cost of used cars sold, as a percent of sales, was 62.4% for the three months ended October 31, 2000 compared to 60.9% for the same period in 1999. Cost per car sold was $7,519 for three months ended October 31, 2000 compared to $7,234 for three months ended October 31, 1999. This increase reflects higher average acquisition costs for trucks and SUV's that comprised a greater percentage of sales for the three months ended October 31, 2000 compared to the same period in 1999.

Gross margin was $19.0 million for the three months ended October 31, 2000 compared to $6.6 million for the same period in 1999 an increase of $12.4 million or 188.9%. Gross margin was 37.6% or $4,528 per car for the three months ended October 31, 2000 as compared to 39.1% or $4,641 per car for the same period in 1999. The decrease in gross margin percentage for the three months ended October 31, 2000 as compared to the same period in 1999 reflects the addition of First Choice which generally has lower gross margin per car than that of PAACO and higher average acquisition costs per vehicle as explained above.


Provision for Credit Losses

The following is a summary of the provision for credit losses:

                                                         Three months ended
                                                            October 31,
                                                   ------------------------------      Percentage
                                                         2000               1999         Change
                                                         ----               ----         ------
Provision for credit losses (in thousands)         $     11,446         $   3,021        278.9%
                                                   ============         =========
Provision per loan originated                      $      2,730         $   2,133         28.0%
                                                   ============         =========
Provision as a percentage of principal
balances originated                                        22.7%             18.0%
                                                   ============         =========

The provision for credit losses was $11.4 million for the three months ended October 31, 2000 compared to $3.0 million for the same period in 1999. The provision as a percent of principal balances originated was 22.7% for the three months ended October 31, 2000 and 18.0% for the same period in 1999. The increase in provision reflects the addition of 12 First Choice used car dealerships and management's expectations of future credit losses on current sales. Management believes along with increases in gross profit on each unit sold comes a corresponding increase in credit loss. This expectation is based on stable to declining repossession rates with lower net recovery rates for each vehicle repossessed. Further, management has adopted new credit policies which include a "no tolerance" policy on payment delinquency and reduced average terms on new loans.

Net Interest Income

                                                    Three months ended
                                                        October 31,
                                                 ---------------------------      Percentage
                                                 2000                   1999         Change
                                                 ----                   ----         ------
                                                       ($ in thousands)
Interest income                             $    9,525               $  2,828        236.8%
Portfolio interest expense                  $    4,539               $  1,469        209.0%
                                            ----------               --------
Net interest income                         $    4,986               $  1,359        266.9%
                                            ==========               ========

Average effective yield                           20.7%                  17.5%        18.6%
Average borrowing cost                            11.5%                  11.3%         1.8%

Interest earned on financed receivables was $9.5 million for the three months ended October 31, 2000 compared to $2.8 million for the three months ended October 31, 1999 which reflects an increase of $6.7 million or 236.8%. The increase is due primarily to the acquisition of First Choice's portfolio which had a higher yield than PAACO's and continued growth in financed used car sales.

Portfolio interest expense increased by $3.0 million or 209.0% to $4.5 million for the three months ended October 31, 2000 from $1.5 million for the same period in 1999. The increase is due to the acquisition of First Choice and an increase in the prime interest rate during the periods reported along with an offsetting lower overall cost of capital obtained in the revised credit facility.


Income before Operating Expenses

Our income before operating expenses was $12.5 million compared to $4.9 million for the same period in 1999. The increase in income before operating expenses reflects the increase in sales of used cars and interest income and the addition of Smart Choice's operations December 1, 1999.


Operating Expenses

                                                        Three months ended
                                                            October 31,
                                                 -------------------------------      Percentage
                                                    2000                   1999         Change
                                                    ----                   ----         ------
Operating expenses (in thousands)               $   11,173              $  4,518        147.3%
                                                ==========              ========
Per car sold                                    $    2,665              $  3,191        -16.5%
                                                ==========              ========
As % of total revenue                                 18.6%                 23.0%
                                                ----------              --------


Operating expenses were $11.2 million for the three months ended October 31, 2000 compared to $4.5 million for the same period in 1999, reflecting an increase of $6.7 million or 147.3%. The increase is primarily due to the addition of Smart Choice's operations. Operating expenses were $2,665 per car sold for the three months ended October 31, 2000 compared to $3,191 per car sold in the same period in 1999. The decrease reflects our commitment to controlling operating expenses and the success of certain cost-cutting measures initiated in the third quarter of fiscal 2000.

Interest Expense

Our interest expense totaled $4.5 million for the three months ended October 31, 2000 versus $1.5 million for the three months ended October 31, 1999. The increase is a result of the merger with Smart Choice and an increase in borrowing under the Finova revolving credit facility.


Comparison of the results of operations for the six months ended October 31, 2000 to the six months ended October 31, 1999:

Sales of used cars and cost of used cars sold


                                                            Six months ended
                                                                October 31,
                                                    -------------------------------    Percentage
                                                           2000             1999         Change
                                                           ----             ----         ------
(in thousands, except per car amounts)
Number of used cars sold                                    7,847            2,996       161.9%
                                                  ===============        =========
Sales of used cars                                $        94,304        $  36,322       159.6%
Cost of used cars sold                                     57,714           23,203       148.7%
                                                  ---------------        ---------
Gross margin                                      $        36,590        $  13,119       178.9%
                                                  ===============        =========
Gross margin %                                               38.8%            36.1%

Per car sold:
Sales                                             $        12,018        $  12,123        -0.9%
Cost of used cars sold                                      7,355            7,745        -5.0%
                                                  ---------------        ---------
Gross margin                                      $         4,663        $   4,378         6.5%
                                                  ===============        =========

We increased sales by $58.0 million or 159.6% for the six months ended October 31, 2000 compared to the same period in 1999. The increase in sales reflects the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships. Sales per vehicle sold decreased $105 reflecting the average lower sales price per vehicle for First Choice as compared to PAACO.

Cost of used cars sold increased by $34.5 million or 148.7%. The increase in cost of used cars sold is primarily due to the addition of First Choice used car dealerships acquired through merger in December 1999. Cost of used cars sold, as a percent of sales, was 61.2% for the six months ended October 31, 2000 compared to 63.9% for the same period in 1999. Cost per car sold was $7,355 for six months ended October 31, 2000 compared to $7,745 for six months ended October 31, 1999. The decrease reflects the lower average cost per car purchased by First Choice as compared to PAACO and management's efforts in lowering reconditioning and acquisition costs at PAACO.

Gross margin was $36.6 million for the six months ended October 31, 2000 compared to $13.1 million for the same period in 1999 an increase of $23.5 million or 178.9%. Gross margin was 38.8% or $4,663 per car for the six months ended October 31, 2000 as compared to 36.1% or $4,378 per car for the same period in 1999. The increase in gross margin reflects lower reconditioning and acquisition costs at PAACO along with higher sales price per car at First Choice.

Provision for Credit Losses

                                                                       Six months ended
                                                                         October 31,
                                                               --------------------------------        Percentage
                                                                2000                       1999          Change
                                                                ----                       ----          ------
Provision for credit losses (in thousands)                $     22,038                 $   5,654          289.8%
                                                          ============                 =========
Provision per loan originated                             $      2,808                 $   1,887           48.8%
                                                          ============                 =========
Provision as a percentage of principal
balances originated                                               23.4%                     15.6%
                                                          ============                 =========

The provision for credit losses was $22.0 million for the six months ended October 31, 2000 compared to $5.7 million for the same period in 1999. The provision as a percent of principal balances originated was 23.4% for the six months ended October 31, 2000 and 15.6% for the same period in 1999. The increase in provision reflects the addition of 12 First Choice used car dealerships and management's expectations of future credit losses on current sales. Management believes along with increases in gross profit on each unit sold comes a corresponding increase in credit loss. This expectation is based on stable to declining repossession rates with lower net recovery rates for each vehicle repossessed. Further, management has adopted new credit policies which include a "no tolerance" policy on payment delinquency and reduced average terms on new loans.

Net Interest Income

                                                                 Six months ended
                                                                    October 31,
                                                        ---------------------------------         Percentage
                                                         2000                       1999            Change
                                                         ----                       ----            ------
                                                                 ($ in thousands)
Interest income                                   $      18,898                 $   5,699            231.6%
Portfolio interest expense                        $       8,737                 $   2,820
                                                  -------------                 ---------            209.8%
Net interest income                               $      10,161                 $   2,879            255.9%
                                                  =============                 =========

Average effective yield                                    20.6%                     17.6%            16.8%
Average borrowing cost                                     11.1%                     10.9%
                                                                                                       2.1%

Interest earned on financed receivables was $18.9 million for the six months ended October 31, 2000 compared to $5.7 million for the six months ended October 31, 1999 which reflects an increase of $13.2 million or 231.6%. The increase is due primarily to the acquisition of First Choice's portfolio which had a higher yield than PAACO's and continued growth in financed used car sales.

Portfolio interest expense increased by $5.9 million or 210.7% to $8.7 million for the six months ended October 31, 2000 from $2.8 million for the same period in 1999. The increase is due to the acquisition of First Choice and an increase in the prime interest rate during the periods reported along with an offsetting lower overall cost of capital obtained in the revised credit facility.

Income before Operating Expenses

Our income before operating expenses was $24.7 million compared to $10.3 million for the same period in 1999. The increase in income before operating expenses reflects the increase in sales of used cars and interest income and the addition of Smart Choice's operations December 1, 1999.

Operating Expenses

                                                           Six months ended
                                                             October 31,
                                                    -----------------------------      Percentage
                                                     2000                   1999         Change
                                                     ----                   ----         ------
Operating expenses (in thousands)               $    21,125              $  9,625        119.5%
                                                ===========              ========
Per car sold                                    $     2,692              $  3,213        -16.2%
                                                ===========              ========
As % of total revenue                                  18.7%                 22.9%
                                                ===========              ========


Operating expenses were $21.1 million for the six months ended October 31, 2000 compared to $9.6 million for the same period in 1999, reflecting an increase of $11.5 million or 119.8%. The increase is primarily due to the addition of Smart Choice's operations. Operating expenses were $2,714 per car sold for the six months ended October 31, 2000 compared to $3,213 per car sold in the same period in 1999. The decrease reflects our commitment to controlling operating expenses and the success of certain cost-cutting measures initiated in the third quarter of fiscal 2000.



Business Segment Information

We report our operations based on two operating segments. These segments are reported as PAACO and First Choice. Operating expenses for our business segments for the three and six-month periods ended October 31, 2000 and 1999 are as follows:

PAACO operations consist of our used car lots in Texas. A summary of PAACO operating expenses follows ($ in thousands except per car sold data):

                                             Three months ended                  Six months ended
                                               October 31,                          October 31,
                                            -----------------   Percentage       ----------------  Percentage
                                            2000          1999    Change          2000       1999    Change
                                            ----          ----    ------          ----       ----    ------

PAACO operations:
Selling, general and administrative    $    5,725      $  4,445     28.8%       $ 11,000  $  9,460     16.3%
Depreciation and amortization                 134            73     83.6%            260       165     57.6%
Other expense (income)                        (90)           -                      (150)        -
                                       ----------      --------                 --------  --------
                                       $    5,769      $  4,518     27.7%       $ 11,110  $  9,625     15.4%
                                       ==========      ========                 ========  ========

Per car sold:
Selling, general and administrative    $    2,763      $  3,139    -12.0%       $  2,726  $  3,158    -13.7%
Depreciation and amortization                  65            52     25.4%             64        55     17.0%
Other expense (income)                        (43)            -                      (37)        -
                                       ----------      --------                 --------  --------

                                       $    2,785      $  3,191    -12.7%       $  2,753  $  3,213    -14.3%
                                       ==========      ========                 ========  ========

First Choice operations consist of our used car lots in Florida. A summary of First Choice operating expenses follows ($ in thousands except per car sold data):

                                         Three months        Six months
                                            ended              ended
                                         October 31,         October 31,
                                         -----------         -----------
                                            2000               2000
                                            ----               ----
First Choice operations:
Selling, general and administrative    $    5,116             $  9,607
Depreciation and amortization                 261                  514
Other expense (income)                         27                 (106)
                                       ----------             --------

                                       $    5,404             $ 10,015
                                       ==========             ========

Per car sold:
Selling, general and administrative    $    2,412             $  2,520
Depreciation and amortization                 123                  135
Other expense (income)                         13                  (28)
                                       ----------             --------

                                       $    2,548             $  2,627
                                       ==========             ========

The financial statements include the results of PAACO for all periods presented and the results of First Choice for the first six months of fiscal year 2001 only. Accordingly, comparisons to the three and six-months ended October 31, 1999 are not included.

Financial Position

The following table represents key components of our financial position ($ in thousands):

                                      October 31,          April 30,
                                         2000               2000
                                         ----               ----
Finance receivables, net             $  146,954         $  132,855
Inventory                                14,537             12,190
Total assets                            195,449            178,965
Total debt                              156,254            141,140
Revolving credit facility               146,281            130,367
Other borrowings                          9,973             10,773
Total liabilities                       176,586            162,337
Total stockholders' equity           $   18,330         $   16,095


The increase in finance receivables, net was primarily due to increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods and higher allowance for credit losses. Used car sales totaled 7,847 for the six months ended October 31, 2000 versus sales of 2,996 used cars during the same six month period of the prior year.

The following table reflects activity in the allowance for credit losses for the three and six-month periods ended October 31, 2000 and 1999 ($ in thousands):

                                                      Three months ended         Six months ended
                                                          October 31,               October 31,
                                                          -----------               -----------
                                                        2000          1999        2000             1999
                                                        ----          ----        ----             ----
Allowance activity:
Balance, beginning of period                       $    34,627    $   8,179      $ 32,291     $   7,587
Provision for credit losses                             11,446        3,021        22,038         5,654
Other allowance activity                                     -            -             -             -
Net charge offs                                        (11,631)      (1,511)      (19,887)       (3,552)
                                                       --------      -------      --------       -------
Balance, end of period                             $    34,442    $   9,689      $ 34,442     $   9,689
                                                       ========      =======      ========       =======
Allowance as a percent of period end balances             19.0%        15.1%
                                                       ========      =======


The allowance for credit losses is maintained at a level that in management's judgement is adequate to provide for estimated probable credit losses inherent in our retail portfolio.



The following table sets forth the principal balances delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                  October 31,                April 30,
                                     2000                      2000
                                     ----                      ----
Days delinquent:
Current                              69.1%                     71.4%
1-30 days                            25.9%                     25.2%
31-60 days                            3.5%                      2.0%
61-90 days                            1.5%                      1.4%
                                    ------                    ------
Total portfolio                     100.0%                    100.0%
                                    ======                    ======

Delinquencies have increased as of October 31, 2000 versus April 30, 2000. The primary reason for the increase is due to seasonal fluctuations and is typically experienced during this period. The increase is not as significant for the six months ended October 31, 2000 as we have adopted a "no tolerance" policy towards delinquent accounts. This policy results in quicker repossessions and higher recoveries as a percent of principal balance charged off.

Liquidity and capital resources

In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

 *  increases in our loan portfolio   *  purchase of inventories
 *  working capital and general       *  the purchase of property and equipment
      corporate purposes

We fund our capital requirements primarily through:

 *  operating cash flow               *  our revolving facility with Finova
 *  supplemental borrowings              Capital Corp.

While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

Operating cash flow

Net cash provided by operating activities increased by $19.6 million in the six months ended October 31, 2000 to $34.2 million compared to cash generated of $14.6 million for the six months ended October 31, 1999. The increase is due to the addition of First Choice lots and increased sales at PAACO lots.

Net cash used by investing activities increased by $31.7 million for the six months ended October 31, 2000 to $51.2 million versus cash used of $19.5 million for the same period of the previous year. Net cash used by finance receivable originations increased by $54.3 million for the six months ended October 31, 2000 compared to the same period in 1999. The increase is due to the addition of First Choice lots and increased sales at PAACO lots. Collections of financed receivables increased $22.6 million also due to the addition of First Choice lots and higher portfolio principal balances as a result of increased sales.

Financing activities generated an increase of $10.9 million for the six months ended October 31, 2000 to $15.7 million as compared to $4.8 million generated in the same period of 1999. Proceeds from the Finova revolving credit facility generated $13.9 million which was used primarily to fund purchases of vehicles for resale. Other debt was paid down by $.8 million during the six months ended October 31, 2000.

Financing resources

Under the Finova Loan and Security Agreement (the "Finova Revolving Facility"), we may borrow the lesser of (i) the Revolving line of $160 million or (ii) the advance rate of the available balance of eligible finance contracts and inventory. The Finova Revolving Facility is collateralized by all of our finance receivables and used car inventory. The Finova Revolving Facility bears interest at the prime rate plus 2.25% (11.75% as of October 31, 2000). The interest rate declines to prime rate plus 2.00% and prime rate plus 1.75% as the advance rate declines through the life of the note. The Finova Revolving Facility expires on November 30, 2004, at which time its renewal will be subject to renegotiations. As of October 31, 2000, the principal amount outstanding under the Finova Revolving Facility was $146.3 million, up from a balance of $130.4 million as of April 30, 2000. On October 31, 2000 we had availability of approximately $.8 million under the Finova Revolving Facility. There can be no assurance that we will be able to raise additional capital as needed or that we will be able to generate sufficient cash flow to pay down the revolving credit facility as the advance rates decline at First Choice from 85% to 70% and from 72% to 67.5% at PAACO over the term of the facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks associated with our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risks. Our earnings are impacted by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed-rate finance receivables and fixed and variable rate notes payable. Our finance receivables generally bear interest at fixed rates ranging from 17% to 26%. These finance receivables have scheduled maturities from one to 42 months. The majority of our notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease our net interest income and profitability. A one percent increase in our borrowing costs on variable rate debt would decrease our pretax income by approximately $1.5 million over a period of twelve months.

We believe that our market risk has not changed materially from April 30, 2000.

Part II.  Other information

Item 1. Legal proceedings

There have been no material developments in any legal proceedings we described in our Annual Report on Form 10-K for the year ended April 30, 2000.

Item 2. Changes in Securities and Use of Proceeds.

On October 26, 2000, Smart Choice effected a 1-for-20 reverse split of its common stock. The reverse stock split has been retroactively reflected in our balance sheet and statement of stockholders' equity as of April 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our 2000 Annual Meeting of Shareholders was held on October 19, 2000. At the Annual Meeting the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected and qualified:
Edward R. McMurphy and J. Edward Ernst.

The results of voting with respect to the election of Class II directors were as follows:

                                                      Votes            Votes
                                                       FOR            WITHHELD
                                                       ---            --------
         Edward R. McMurphy                          9,120,147         6,776
         J. Edward Ernst                             9,120,147         6,776

The following persons were elected as Class III directors to serve for a term of two years and until their successors are elected and qualified: Larry W. Lange and T.J. Falgout, III.

The results of voting with respect to the election of Class III directors were as follows:

                                                      Votes             Votes
                                                       FOR            WITHHELD
                                                       ---            --------
         Larry W. Lange                              9,120,147         6,776
         J. Edward Ernst                             9,120,147         6,776

The following persons did not stand for reelection to the Board at the Annual Meeting as their term of office continued after the Annual Meeting: Robert J. Abrahams and Gary R. Smith.

At the Annual Meeting the shareholders voted on an amendment to our Bylaws to declassify the Board of Directors so that the term of each of our six directors will expire at the next Annual Meeting of Shareholders. The results of voting with respect to the amendment to the Bylaws to declassify the Board of Directors was as follows:

                   Votes              Votes           Votes
                    FOR              AGAINST         ABSTAINED
                  ---------          -------        ---------
                  8,740,999          61,702            318

In addition, the shareholders voted at the Annual Meeting to approve the adoption of Amended and Restated Articles of Incorporation of Smart Choice Automotive Group. The results of the voting with respect to the approval of the adoption of Amended and Restated Articles of Incorporation was as follows:

                   Votes              Votes           Votes
                    FOR              AGAINST         ABSTAINED
                  ---------          -------        ---------
                  8,736,095          65,503           1,421

The shareholders further voted at the Annual Meeting to approve an amendment to the Smart Choice Automotive Group 1998 Executive Compensation Plan to increase the number of shares of common stock available for grant thereunder from 37,500 to 1,500,000. The results of voting with respect to the approval of the amendment to the Smart Choice Automotive Group 1998 Executive Compensation Plan was as follows:

                   Votes              Votes           Votes
                    FOR              AGAINST         ABSTAINED
                  ---------          -------        ---------
                  8,734,070           67,131          1,818


No other matters were presented or voted for at the Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  The following exhibit is filed with this Report:

              Exhibit No.           Description
              -----------           -----------
              27.1                  Financial Data Schedule

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended October 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SMART CHOICE AUTOMOTIVE GROUP, INC.


Date: December 15, 2000        By:      /s/ James E. Ernst
                                   ----------------------------------
                                    James E. Ernst
                                    President and Chief Executive Officer


Date: December 15, 2000        By:     /s/ Joe Cavalier
                                   -----------------------
                                    Joe Cavalier
                                    Chief Financial Officer
                                    (principal financial and accounting officer)