Form 10-Q
period 2001-01-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2001-03-19
CIK 949091

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 2001

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

                                 (321) 269-0834
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 19, 2001, 9,794,103 shares of the Registrant's Common Stock were issued and outstanding.

                          PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                  JANUARY 31, 2001  APRIL 30, 2000
                                                                  ----------------  --------------
                                                                     (unaudited)
Assets
    Cash and cash equivalents                                         $    452         $  1,883
    Other receivables                                                    1,444            1,029
    Finance receivables, net                                           148,372          132,855
    Inventories                                                         11,577           12,190
    Property and equipment, net                                         13,200           11,487
    Goodwill, net                                                        5,850            6,034
    Prepaid and other assets                                               793              577
    Due from parent                                                         --              528
    Deferred tax asset, net                                             12,382           12,382
                                                                      --------         --------
                                                                      $194,070         $178,965
                                                                      ========         ========

Liabilities and Stockholders' Equity
Liabilities:
    Accounts payable and accrued expenses                             $ 11,533         $ 13,857
    Revolving credit facility                                          147,442          130,367
    Other borrowings                                                    10,200           10,773
    Income taxes payable                                                 1,731            3,133
    Sales taxes payable                                                  5,029            4,207
                                                                      --------         --------
Total liabilities                                                      175,935          162,337
                                                                      --------         --------

Contingent redemption value of common stock put options                    533              533

Stockholders' equity:
  Series E convertible preferred stock $.01 par value;
    2,000,000 shares authorized; 1,469,551 shares issued and
    outstanding at April 30, 2000                                           --               15
  Common stock, $.01 par value; 50,000,000 shares authorized;
    9,794,103 shares issued and outstanding (2,446,353 shares
    issued and outstanding at April 30, 2000)                               98               24
  Additional paid-in capital                                            13,832           13,891
  Retained earnings                                                      3,672            2,165
                                                                      --------         --------
Total stockholders' equity                                              17,602           16,095
                                                                      --------         --------
                                                                      $194,070         $178,965
                                                                      ========         ========


   The accompanying notes are an integral part of these financial statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        JANUARY 31,                     JANUARY 31,
                                                 -------------------------       -------------------------
                                                    2001            2000            2001            2000
                                                 ---------       ---------       ---------       ---------
Sales of used cars                               $  40,400       $  27,287       $ 134,704       $  63,609
Less:   Cost of used cars sold                      25,684          17,649          83,398          41,066
        Provision for credit losses                  9,469           5,445          31,507          11,099
                                                 ---------       ---------       ---------       ---------
                                                     5,247           4,193          19,799          11,444

Interest income
        Interest income                              9,395           6,832          28,293          12,531
        Portfolio interest expense                   4,651           2,960          13,388           5,780
                                                 ---------       ---------       ---------       ---------
                                                     4,744           3,872          14,905           6,751
                                                 ---------       ---------       ---------       ---------

Income before operating expenses                     9,991           8,065          34,704          18,195
                                                 ---------       ---------       ---------       ---------

Operating expenses
        Selling, general and administrative         10,642           6,615          31,249          16,075
        Depreciation and amortization                  484             302           1,258             467
        Other (income) expense                          22            (176)           (234)           (390)
                                                 ---------       ---------       ---------       ---------
                                                    11,148           6,741          32,273          16,152
                                                 ---------       ---------       ---------       ---------

Income (loss) before income taxes                   (1,157)          1,324           2,431           2,043

Income tax expense (benefit)                          (429)            513             924             792
                                                 ---------       ---------       ---------       ---------

Net income (loss)                                $    (728)      $     811       $   1,507       $   1,251
                                                 =========       =========       =========       =========

Net income (loss) per common share
        Basic                                    $   (0.17)      $  113.22       $    0.49       $  174.65
        Diluted                                  $   (0.17)      $    0.11       $    0.15       $    0.17

Weighted average shares
        Basic                                        4,283               7           3,059               7
        Diluted                                      4,283           7,355           9,800           7,355


The accompanying notes are an integral part of these financial statements.

              Smart Choice Automotive Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              NINE MONTHS ENDED JANUARY 31,
                                                              -----------------------------
                                                                   2001            2000
                                                                ---------       ---------
Operating activities
  Net income                                                    $   1,507       $   1,251
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Provision for credit losses                                  31,507          11,099
      Depreciation and amortization                                 1,258             467
      Accretion of purchase discount                                 (725)           (253)
      Deferred warranty contracts earned                             (413)            (42)
      Changes in assets and liabilities
        Inventories (net of reposessions)                          20,331           3,659
        Other receivables                                            (416)            409
        Prepaids and other assets                                    (215)            232
        Accounts payable and accrued liabilities                   (1,088)         (2,505)
        Income tax payable/receivable                                (874)            848
                                                                ---------       ---------

          Net cash provided by operating activities                50,872          15,165
                                                                ---------       ---------

Investing activities
  Finance receivable originations                                (129,125)        (43,635)
  Collections of finance receivables                               63,108          21,178
  Net cash acquired in acquisition of Smart Choice                     --           4,513
  Purchases of property and equipment                              (2,787)         (1,653)
                                                                ---------       ---------

        Net cash used in investing activities                     (68,804)        (19,597)
                                                                ---------       ---------

Financing activities
  Increase in checks outstanding in excess of bank balance             --            (110)
  Proceeds from revolving credit facility, net                     17,075           5,210
  Net payments/advances on other borrowings                          (574)           (442)
                                                                ---------       ---------

        Net cash provided by financing activities                  16,501           4,658
                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents               (1,431)            226

Cash and cash equivalents at beginning of period                    1,883              63
                                                                ---------       ---------

Cash and cash equivalents at end of period                      $     452       $     289
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

Effective January 9, 2001 Crown and minority holders of Smart Choice Series E convertible preferred stock converted their shares of Smart Choice Series E convertible preferred stock into 7,347,750 shares of common stock. This conversion represented all outstanding shares or Smart Choice Series E convertible preferred stock.

The following unaudited pro forma condensed results of operations of Smart Choice for the nine months and three months ended January 31, 2001 and 2000, give effect to the acquisition of Smart Choice as if it had occurred on May 1, 1999. The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the dates indicated.

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                          JANUARY 31,           JANUARY 31,
                                              2000                  2000
                                           ---------             ---------
Revenue                                    $  40,919             $ 126,366
Net (loss)                                    (4,234)              (10,054)
(Loss) per share
  Basic and diluted                        $   (1.73)            $   (4.11)

The accompanying consolidated financial statements include the results of PAACO for all periods and the results of Smart Choice from the date of acquisition.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2001. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

NOTE 3 - FINANCE RECEIVABLES

A summary of finance receivables, net, is as follows (in thousands):

                                               JANUARY 31,      APRIL 30,
                                                   2001            2000
                                                ---------       ---------
Contractual payments                            $ 214,865       $ 199,629
Unearned finance charges                          (30,547)        (33,021)
                                                ---------       ---------

Principal balances                                184,318         166,608
Allowance for credit losses                       (35,150)        (32,291)
Finance receivable discount                          (796)         (1,462)
                                                ---------       ---------

Finance receivables, net                        $ 148,372       $ 132,855
                                                =========       =========

Contractual payment balances increased from April 30, 2000 due to higher sales levels during the nine-month period, partially offset by runoff of older loans. Unearned finance charges decreased during the same period due to our change in policy made during the fourth quarter of the year ended April 30, 2000 to reduce the average term of new loans.

NOTE 4 - DEBT

A summary of our indebtedness at January 31, 2001 and April 30, 2000 is as follows (in thousands):

                                               JANUARY 31,    APRIL 30,
                                                  2001          2000
                                                --------      --------
Revolving credit facility                       $147,442      $130,367

Subordinated notes payable                         2,576         3,000
Mortgages and other notes payable                  6,302         6,843
Other borrowings                                   1,322           930
                                                --------      --------
                                                  10,200        10,773
                                                --------      --------

  Total                                         $157,642      $141,140
                                                ========      ========

In December 1999, as a result of the acquisition of Smart Choice, our revolving credit facility was amended to provide for borrowings of up to $160 million, up to $60 million for PAACO and up to $100 million for Smart Choice. During the second quarter the revolving credit facility was further amended to provide up to $62 million for PAACO and decrease Smart Choice borrowing capacity to $98 million. Crown guarantees the obligation for up to $5 million. The revolving facility matures in November 2004 and accrues interest on borrowings at prime plus 2.25% (11.75% at January 31, 2001).

The advance rates on eligible finance receivables declines from 85% to 70% for First Choice and 72.5% to 67.5% for PAACO over the term of the credit facility. Concurrent with the decrease in the advance rate, the interest rate will decrease to prime plus 1.75%.

Based upon the eligible collateral on hand at January 31, 2001, Paaco and Smart Choice were collectively over advanced on their senior credit facilities with Finova Capital Corporation ("Finova") by approximately $4.9 million. Paaco and Smart Choice presently expect to come back into compliance with the terms of their credit facilities in April 2001. However, in July 2001 the Smart Choice credit facility requires a step-down in the finance receivable advance rate from 85.0% to 77.0%. Absent funding from an outside source, Smart Choice does not expect it will be able to meet this step-down. In February 2001, Smart Choice and

Paaco provided Finova with their most recent financial projections and requested that the scheduled finance receivable advance rate step-downs over the next three years be modified to conform to those projections.

Presently, it is the Company's expectation that Finova will either modify the scheduled finance receivable advance rate step-downs to conform to the financial projections of Smart Choice and Paaco, or provide Smart Choice and Paaco with a forbearance letter covering some period of time. However, the Company cannot predict with certainty the actions of Finova; and, under the terms of the credit facilities, Finova has the right to accelerate the maturity of the loans demanding immediate repayment, and call on Crown's guarantee of $5 million.

Subordinated notes payable at January 31, 2001 represents $2.5 million payable to Crown. The subordinated notes payable bear interest at 8.5% per annum, and mature on March 26, 2002.

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

NOTE 5 - COMMON STOCK EQUIVALENTS

Net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents outstanding for the three and nine-month periods ended January 31, 2001 and 2000 as follows (in thousands, except share and per share amounts):

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        JANUARY 31,                   JANUARY 31,
                                                                 ------------------------      --------------------------
                                                                    2001           2000           2001            2000
                                                                 ---------      ---------      ----------      ----------
Net income (loss)                                                $    (728)     $     811      $    1,507      $    1,251
                                                                 =========      =========      ==========      ==========

Basic earnings per share                                         $   (0.17)     $  113.22      $     0.49      $   174.65
                                                                 =========      =========      ==========      ==========

Diluted earnings per share                                       $   (0.17)     $    0.11      $     0.15      $     0.17
                                                                 =========      =========      ==========      ==========

Basic weighted average shares outstanding                        4,283,291          7,163       3,058,666           7,163
Effect of dilutive securities:
Preferred stock                                                         --      7,347,750       6,741,361       7,347,750
                                                                 ---------      ---------      ----------      ----------

Dilutive weighted average shares outstanding                     4,283,291      7,354,913       9,800,027       7,354,913
                                                                 =========      =========      ==========      ==========

Warrants not included in dilutive shares since antidilutive         82,084             --          82,084              --
                                                                 =========      =========      ==========      ==========

Common stock options not included in dilutive shares
  since antidilutive                                               556,219             --         400,422              --
                                                                 =========      =========      ==========      ==========

NOTE 6 - BUSINESS SEGMENTS

We sell and finance used vehicles in two major markets in the United States. The First Choice market is based in Florida and the PAACO market is based in Texas. Effective December 1, 1999, Smart Choice acquired the stock of PAACO in a reverse acquisition in which PAACO's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, PAACO is deemed to be the acquiring entity. Accordingly, the financial statements include the results of PAACO for all periods presented and the results of First Choice for December 1999 and January 2000 and the three and nine month period ending January 31, 2001. Our business segment data for the three months ended January 31, 2001 and 2000 is as follows (in thousands):

    THREE MONTHS ENDED JANUARY 31,         PAACO       FIRST CHOICE      COMBINED
--------------------------------------   ---------     ------------      ---------
               2001
--------------------------------------
Sales of used cars                       $  23,726       $  16,674       $  40,400
Less: cost of cars sold                     15,287          10,397          25,684
    Provision for credit losses              2,255           7,214           9,469
                                         ---------       ---------       ---------

                                             6,184            (937)          5,247
Net interest income                          2,244           2,500           4,744
                                         ---------       ---------       ---------

Income before operating expenses             8,428           1,563           9,991
Operating expenses:
Selling, general and administrative          5,796           4,846          10,642
Depreciation and amortization                  210             274             484
Other expense (income)                         (16)             38              22
                                         ---------       ---------       ---------

                                             5,990           5,158          11,148
                                         ---------       ---------       ---------

Operating income (loss)                  $   2,438       $  (3,595)      $  (1,157)
                                         =========       =========       =========

Capital expenditures                     $   1,455       $     478       $   1,933
                                         =========       =========       =========

Total assets                             $  86,914       $ 107,156       $ 194,070
                                         =========       =========       =========
               2000
--------------------------------------
Sales of used cars                       $  17,864       $   9,423       $  27,287
Less: cost of cars sold                     11,269           6,380          17,649
   Provision for credit losses               3,100           2,345           5,445
                                         ---------       ---------       ---------

                                             3,495             698           4,193
Net interest income                          1,575           2,297           3,872
                                         ---------       ---------       ---------

Income before operating expenses             5,070           2,995           8,065
Operating expenses:
Selling, general and administrative          3,877           2,738           6,615
Depreciation and amortization                   90             212             302
Other income                                   (90)            (86)           (176)
                                         ---------       ---------       ---------

                                             3,877           2,864           6,741
                                         ---------       ---------       ---------

Operating income                         $   1,193       $     131       $   1,324
                                         =========       =========       =========

Capital expenditures                     $     276       $     184       $     460
                                         =========       =========       =========

Total assets                             $  68,399       $  96,133       $ 164,532
                                         =========       =========       =========

Our business segment data for the nine months ended January 31, 2001 and 2000 is as follows (in thousands):

     NINE MONTHS ENDED JANUARY 31,         PAACO       FIRST CHOICE       COMBINED
--------------------------------------   ---------     ------------      ---------
               2001
--------------------------------------
Sales of used cars                       $  75,641       $  59,063       $ 134,704
Less: cost of cars sold                     48,594          34,804          83,398
   Provision for credit losses              10,697          20,810          31,507
                                         ---------       ---------       ---------

                                            16,350           3,449          19,799
Net interest income                          6,372           8,533          14,905
                                         ---------       ---------       ---------

Income before operating expenses            22,722          11,982          34,704
Operating expenses:
Selling, general and administrative         16,796          14,453          31,249
Depreciation and amortization                  470             788           1,258
Other income                                  (166)            (68)           (234)
                                         ---------       ---------       ---------

                                            17,100          15,173          32,273
                                         ---------       ---------       ---------

Operating income (loss)                  $   5,622       $  (3,191)      $   2,431
                                         =========       =========       =========

Capital expenditures                     $   1,980       $     807       $   2,787
                                         =========       =========       =========


               2000
--------------------------------------
Sales of used cars                       $  54,186       $   9,423       $  63,609
Less: cost of cars sold                     34,686           6,380          41,066
   Provision for credit losses               8,754           2,345          11,099
                                         ---------       ---------       ---------

                                            10,746             698          11,444
Net interest income                          4,454           2,297           6,751
                                         ---------       ---------       ---------

Income before operating expenses            15,200           2,995          18,195
Operating expenses:
Selling, general and administrative         13,337           2,738          16,075
Depreciation and amortization                  255             212             467
Other income                                  (304)            (86)           (390)
                                         ---------       ---------       ---------

                                            13,288           2,864          16,152
                                         ---------       ---------       ---------

Operating income                         $   1,912       $     131       $   2,043
                                         =========       =========       =========

Capital expenditures                     $   1,469       $     184       $   1,653
                                         =========       =========       =========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We operate one of the largest chains of buy here-pay here car dealerships in the United States. At January 31, 2001 we operated 25 dealerships located in major markets in Texas and Florida. We have one line of business: to sell and finance quality used vehicles to credit-impaired customers. In Texas, we operate thirteen lots under the name PAACO, and in Florida we operate twelve lots under the name First Choice.

First Choice and PAACO participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by buy here-pay here dealerships. These dealerships sell and finance sales of used cars to credit-impaired borrowers. Buy here-pay here dealers typically offer their customers certain advantages over more traditional financing sources, such as:

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

APPLY RIGOROUS COLLECTION PRACTICES. We diligently and pro actively pursue the collection of our finance receivables while maintaining a professional, customer-friendly atmosphere. Our collection policy includes telephoning a borrower if the borrower's payment is one day late, and repossession procedures generally begin when the customer is one payment past due. As of January 31, 2001, 93.2% of our finance receivables at PAACO were not more than one payment past due and 95.0% of First Choice's finance receivables were not more than one payment past due.

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

INCREASE OPERATING EFFICIENCY. An ongoing effort has been made to increase operating efficiency by combining administrative functions in order to reduce costs. We have consolidated functions such as accounting and treasury, insurance and employee benefits, and legal support. We believe we will continue to increase our operating efficiency in such areas as reconditioning, purchasing and transporting inventory.

EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. All of our used car dealerships are linked to an integrated computer-based management information system (the "MIS") that allows us to obtain "real time" information on our operations. We use the MIS to transmit data between our headquarters and our various stores, to evaluate store performance daily, monitor inventory, sales, costs, customer payments and facilitates the underwriting and collection of our finance contracts.

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

CONTROLLED GROWTH IN DEALERSHIP SITES. PAACO's business began in Texas in 1992 as a retail auto auction concern. PAACO entered the buy here-pay here market in 1993, grew modestly in the Dallas/Fort Worth area over the next few years, and entered the Houston area in 1999. Effective December 1, 1999, our Florida operations were acquired through the acquisition of PAACO by Smart Choice. In the coming year we anticipate that, as we focus on maintaining sales at or near our present monthly sales rate, we will not acquire any additional dealerships in the next twelve months, although PAACO and First Choice may each open a number of new lots.

In the following discussion and analysis, we explain the results of operations and general financial condition of Smart Choice and its subsidiaries. In particular we analyze and explain the changes in the results of operations for the three and nine-month periods ended January 31, 2001 and January 31, 2000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 TO THE THREE MONTHS ENDED JANUARY 31, 2000:

SALES OF USED CARS AND COST OF USED CARS SOLD

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                ---------------------      PERCENTAGE
                                                                  2001          2000         CHANGE
                                                                -------       -------      ----------
(dollar amounts in thousands, except per car amounts)

Number of used cars sold                                          3,409         2,457         38.7%
                                                                =======       =======

Sales of used cars                                              $40,400       $27,287         48.1%
Cost of used cars sold                                           25,684        17,649         45.5%
                                                                -------       -------

Gross margin                                                    $14,716       $ 9,638         52.7%
                                                                =======       =======

Gross margin %                                                     36.4%         35.3%

Per car sold:
    Sales                                                       $11,851       $11,106          6.7%
    Cost of used cars sold                                        7,534         7,183          4.9%
                                                                -------       -------

    Gross margin                                                $ 4,317       $ 3,923         10.0%
                                                                =======       =======

Sales increased by $13.1 million, or 48.1%, for the three months ended January 31, 2001 compared to the same period in 2000. The increase in sales reflects the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships along with the addition of one lot at

PAACO. In addition, sales per car sold increased by $745 for the three months ended January 31, 2001 compared to the same period in 2000 due to an increase in sales of higher cost trucks and SUV's and our efforts to increase gross margins.

Cost of used cars sold increased by $8.0 million or 45.5%. The increase in cost of used cars sold is primarily due to the addition of First Choice used car dealerships acquired through merger in December 1999. Cost of used cars sold, as a percent of sales, was 63.6% for the three months ended January 31, 2001 compared to 64.7% for the same period in 2000. Cost per car sold was $7,534 for three months ended January 31, 2001 compared to $7,183 for three months ended January 31, 2000. This increase reflects higher average acquisition costs for trucks and SUV's that comprised a greater percentage of sales for the three months ended January 31, 2001 compared to the same period in 2000.

Gross margin was $14.7 million for the three months ended January 31, 2001 compared to $9.6 million for the same period in 2000, an increase of $5.1 million, or 52.7%. Gross margin was 36.4%, or $4,317 per car for the three months ended January 31, 2001 as compared to 35.3%, or $3,923 per car, for the same period in 2000. The increase in gross margin percentage for the three months ended January 31, 2001 as compared to the same period in 2000 reflects the sale of a greater proportion of higher cost, higher margin trucks and SUV's and our efforts to increase gross margins.

PROVISION FOR CREDIT LOSSES

The following is a summary of the provision for credit losses:

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                ---------------------      PERCENTAGE
                                                                  2001          2000         CHANGE
                                                                -------       -------      ----------
Provision for credit losses (in thousands)                      $ 9,469       $ 5,445         73.9%
                                                                =======       =======

Provision per loan originated                                   $ 2,778       $ 2,216         25.3%
                                                                =======       =======

Provision as a percentage of principal
  balances originated                                              23.4%         20.0%
                                                                =======       =======

The provision for credit losses was $9.5 million for the three months ended January 31, 2001 compared to $5.4 million for the same period in 2000. The provision as a percent of principal balances originated was 23.4% for the three months ended January 31, 2001 and 20.0% for the same period in 2000. The increase in provision reflects the addition of 12 First Choice used car dealerships and management's expectations of future credit losses on current sales. Management believes along with increases in gross profit on each unit sold comes a corresponding increase in credit loss. This expectation is based on stable to declining repossession rates with lower net recovery rates for each vehicle repossessed. In addition, we recorded an additional provision for future potential credit losses as of January 31, 2001 in the amount of $1.4 million. As a result of our efforts to reduce the term on new loans during the first six months of the 2001 fiscal year we began to experience higher losses due to higher monthly payments. We have reviewed this policy and adopted new credit terms that we believe will result in lower credit losses in future periods. The additional provision recorded at January 31, 2001 reflects the expected increased losses on our loan portfolio as of that date.

NET INTEREST INCOME

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                ---------------------      PERCENTAGE
                                                                  2001          2000         CHANGE
                                                                -------       -------      ----------
                                                                  ($ in thousands)
Interest income                                                 $ 9,395       $ 6,832         37.5%
Portfolio interest expense                                      $ 4,651       $ 2,960         57.1%
                                                                -------       -------

Net interest income                                             $ 4,744       $ 3,872         22.5%
                                                                =======       =======

Average effective yield                                            20.2%         22.1%        -8.6%
Average borrowing cost                                             11.7%         11.3%         3.5%

Interest earned on financed receivables was $9.4 million for the three months ended January 31, 2001 compared to $6.8 million for the three months ended January 31, 2000 which reflects an increase of $2.6 million, or 37.5%. The increase is due primarily to the acquisition of First Choice's portfolio which had a higher yield than PAACO's, and to continued growth in financed used car sales.

Portfolio interest expense increased by $1.7 million, or 57.1%, to $4.7 million for the three months ended January 31, 2001 from $3.0 million for the same period in 2000. The increase is due to the acquisition of First Choice and an increase in the prime interest rate during the periods reported, which was partially offset by a lower overall cost of capital obtained in the revised credit facility.

INCOME BEFORE OPERATING EXPENSES

Our income before operating expenses was $10.0 million at January 31, 2001 compared to $8.1 million for the same period in 2000. The increase in income before operating expenses reflects the increase in sales of used cars and interest income and the addition of Smart Choice's operations December 1, 1999.

OPERATING EXPENSES

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                ---------------------      PERCENTAGE
                                                                  2001          2000         CHANGE
                                                                -------       -------      ----------
Operating expenses (in thousands)                               $11,148       $ 6,741         65.4%
                                                                =======       =======

Per car sold                                                    $ 3,270       $ 2,744         19.2%
                                                                =======       =======

As % of total revenue                                              22.4%         19.8%
                                                                -------       -------

Operating expenses were $11.1 million for the three months ended January 31, 2001 compared to $6.7 million for the same period in 2000, reflecting an increase of $4.4 million or 65.4%. The increase is primarily due to the addition of First Choice's operations. Operating expenses were $3,270 per car sold for the three months ended January 31, 2001 compared to $2,744 per car sold in the same period in 2000. The increase reflects higher overhead costs as a result of the merger with Smart Choice on December 1, 1999. We are continuing to focus on reducing overhead expenses. During the fourth quarter we will begin a restructuring of certain operations that we believe will result in significant reductions in overhead and improved operating efficiencies.

INTEREST EXPENSE

Our interest expense totaled $4.7 million for the three months ended January 31, 2001 versus $3.0 million for the three months ended January 31, 2000. The increase is a result of the merger with Smart Choice and an increase in borrowing under the Finova revolving credit facility.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2001 TO THE NINE MONTHS ENDED JANUARY 31, 2000:

SALES OF USED CARS AND COST OF USED CARS SOLD

                                                           NINE MONTHS ENDED
                                                              JANUARY 31,
                                                        -----------------------       PERCENTAGE
                                                          2001           2000           CHANGE
                                                        --------       --------       ----------
(dollar amounts in thousands, except per car amounts)

Number of used cars sold                                  11,326          5,453         107.7%
                                                        ========       ========

Sales of used cars                                      $134,704       $ 63,609         111.8%
Cost of used cars sold                                    83,398         41,066         103.1%
                                                        --------       --------

Gross margin                                            $ 51,306       $ 22,543         127.6%
                                                        ========       ========

Gross margin %                                              38.1%         35.4%

Per car sold:
    Sales                                               $ 11,893       $ 11,665           2.0%
    Cost of used cars sold                                 7,363          7,531          -2.2%
                                                        --------       --------

    Gross margin                                        $  4,530       $  4,134           9.6%
                                                        ========       ========

We increased sales by $71.1 million or 111.8% for the nine months ended January 31, 2001 compared to the same period in 2000. The increase in sales reflects the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships. Sales per vehicle sold increased $228 reflecting the average higher sales price per vehicle as a result of our efforts to offset higher acquisition costs and improve gross margins.

Cost of used cars sold increased by $42.3 million or 103.1%. The increase in cost of used cars sold is primarily due to the addition of 12 First Choice used car dealerships and increased sales per dealership at existing PAACO used car dealerships. Cost of used cars sold, as a percent of sales, was 61.9% for the nine months ended January 31, 2001 compared to 64.6% for the same period in 2000. Cost per car sold was $7,363 for nine months ended January 31, 2001 compared to $7,531 for nine months ended January 31, 2000. The decrease reflects the lower average cost per car purchased by First Choice as compared to PAACO and management's efforts in lowering reconditioning and acquisition costs at PAACO. The decrease does not fully reflect the impact of increased purchasing of higher cost trucks and SUV's as discussed under the Comparison of results of operations for the three months ended January 31, 2001 to the three months ended January 31, 2000.

Gross margin was $51.3 million for the nine months ended January 31, 2001 compared to $22.5 million for the same period in 2000, an increase of $28.8 million, or 127.6%. Gross margin was 38.1%, or $4,530 per car, for the nine months ended January 31, 2001, as compared to 35.4%, or $4,134 per car, for the same period in 2000. The increase in gross margin percentage reflects lower reconditioning and acquisition costs at PAACO along with a higher sales price per car at First Choice.

PROVISION FOR CREDIT LOSSES

The following is a summary of the provision for credit losses:

                                                           NINE MONTHS ENDED
                                                              JANUARY 31,
                                                        -----------------------       PERCENTAGE
                                                          2001           2000           CHANGE
                                                        --------       --------       ----------
Provision for credit losses (in thousands)              $ 31,507       $ 11,099         183.9%
                                                        ========       ========

Provision per loan originated                           $  2,782       $  2,035          36.7%
                                                        ========       ========

Provision as a percentage of principal
  balances originated                                       23.4%          17.4%
                                                        ========       ========


The provision for credit losses was $31.5 million for the nine months ended January 31, 2001 compared to $11.1 million for the same period in 2000. The provision as a percent of principal balances originated was 23.4% for the nine months ended January 31, 2001 and 17.4% for the same period in 2000. The increase in provision reflects the addition of 12 First Choice used car dealerships and management's expectations of future credit losses on current sales. This expectation is based on stable to declining repossession rates with lower net recovery rates for each vehicle repossessed. In addition, we recorded an additional provision for future potential credit losses as of January 31, 2001 in the amount of $1.4 million. As a result of our efforts to reduce the term on new loans during the first six months of the 2001 fiscal year we began to experience higher losses due to higher monthly payments. We have reviewed this policy and adopted new credit terms that we believe will result in lower credit losses in future periods. The additional provision recorded at January 31, 2001 reflects the expected increased future losses on our loan portfolio as of that date.

NET INTEREST INCOME

                                                           NINE MONTHS ENDED
                                                              JANUARY 31,
                                                        -----------------------       PERCENTAGE
                                                          2001           2000           CHANGE
                                                        --------       --------       ----------
                                                           ($ in thousands)
Interest income                                         $ 28,293       $ 12,531         125.8%
Portfolio interest expense                              $ 13,388       $  5,780         131.6%
                                                        --------       --------

Net interest income                                     $ 14,905       $  6,751         120.8%
                                                        ========       ========

Average effective yield                                     20.3%          22.1%         -8.3%
Average borrowing cost                                      11.2%          11.3%         -0.3%

Interest earned on financed receivables was $28.3 million for the nine months ended January 31, 2001 compared to $12.5 million for the nine months ended January 31, 2000 which reflects an increase of $15.8 million, or 125.8%. The increase is due primarily to the acquisition of First Choice's portfolio which had a higher yield than PAACO's and continued growth in financed used car sales.

Portfolio interest expense increased by $7.6 million or 131.6% to $13.4 million for the nine months ended January 31, 2001 from $5.8 million for the same period in 2000. The increase is due to the acquisition of First Choice and an increase in the prime interest rate during the periods reported, which was partially offset by a lower overall cost of capital obtained in the revised credit facility.

INCOME BEFORE OPERATING EXPENSES

Our income before operating expenses was $34.7 million at January 31, 2001 compared to $18.2 million for the same period in 2000. The increase in income before operating expenses reflects the increase in sales of used cars, interest income and the addition of Smart Choice's operations December 1, 1999.

OPERATING EXPENSES

                                                           NINE MONTHS ENDED
                                                              JANUARY 31,
                                                        -----------------------       PERCENTAGE
                                                          2001           2000           CHANGE
                                                        --------       --------       ----------
Operating expenses (in thousands)                       $ 32,273       $ 16,152         99.8%
                                                        ========       ========

Per car sold                                            $  2,849       $  2,962         -3.8%
                                                        ========       ========

As % of total revenue                                       19.8%          21.2%
                                                        ========       ========

Operating expenses were $32.3 million for the nine months ended January 31, 2001 compared to $16.2 million for the same period in 2000, reflecting an increase of $16.1 million or 99.8%. The increase is primarily due to the addition of Smart Choice's operations. Operating expenses were $2,849 per car sold for the nine months ended January 31, 2001 compared to $2,962 per car sold in the same period in 2000. The decrease reflects our commitment to controlling operating expenses and the success of certain cost-cutting measures initiated in the third quarter of fiscal 2000 as well as high unit sales during the period. We continue to focus on reducing operating expenses and will be restructuring several operating areas during the fourth quarter to further reduce overhead and improve operating efficiencies.

FINANCIAL POSITION

                                             JANUARY 31,         APRIL 30,
                                                2001                2000
                                              ---------          ---------
Finance receivables, net                      $ 148,372          $ 132,855
Inventory                                        11,577             12,190
Total assets                                    194,070            178,965
Total debt                                      157,642            141,140
Revolving credit facility                       147,442            130,367
Other borrowings                                 10,200             10,773
Total liabilities                               175,935            162,337
Total stockholders' equity                    $  17,602          $  16,095


The increase in finance receivables, net was primarily due to increased used car sales and financing, partially offset by the principal balance runoff of loans originated in prior periods and higher allowance for credit losses. Used car sales totaled 11,326 for the nine months ended January 31, 2001 versus sales of 5,453 used cars during the same nine month period of the prior year.

The following table reflects activity in the allowance for credit losses for the three and nine-month periods ended January 31, 2001 and 2000 (in thousands):

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          JANUARY 31,                    JANUARY 31,
                                                   ------------------------        -----------------------
                                                     2001            2000            2001           2000
                                                   --------        --------        --------       --------
Allowance activity:
Balance, beginning of period                       $ 34,442        $  9,689        $ 32,291       $  7,587
Provision for credit losses                           9,469           5,445          31,507         11,099
Acquisition of Smart Choice                              --          21,047              --         21,047
Net charge offs                                      (8,761)         (6,042)        (28,648)        (9,594)
                                                   --------        --------        --------       --------

Balance, end of period                             $ 35,150        $ 30,139        $ 35,150       $ 30,139
                                                   ========        ========        ========       ========

Allowance as a percent of period end balances          19.2%           19.4%
                                                   ========        ========

The allowance for credit losses is maintained at a level that in management's judgement is adequate to provide for estimated probable credit losses inherent in our retail portfolio. As discussed under Item 2, Provision for Credit Losses, we recorded an additional provision for future potential credit losses as of January 31, 2001 in the amount of $1.4 million. As a result of our efforts to reduce the term on new loans during the first six months of the 2001 fiscal year we began to experience higher losses due to higher monthly payments. We have reviewed this policy and adopted new credit terms that we believe will result in lower credit losses in future periods. The additional provision recorded at January 31, 2001 reflects the expected increased future losses on our loan portfolio as of that date.

The following table sets forth the principal balances delinquent as a percentage of total outstanding contract principal balances from dealership operations.

                                           JANUARY 31,      APRIL 30,
                                              2001            2000
                                            --------        --------
Days delinquent:
Current                                         66.7%           71.4%
1-30 days                                       27.6%           25.2%
31-60 days                                       4.0%            2.0%
61-90 days                                       1.7%            1.4%
                                            --------        --------
Total portfolio                                100.0%          100.0%

Delinquencies have increased as of January 31, 2001 versus April 30, 2000. We have experienced higher calculated delinquency rates due to new credit terms adopted in the first quarter which now require bi-weekly payment schedules versus the old terms which required monthly payment schedules. We believe this to be within an acceptable range.

LIQUIDITY AND CAPITAL RESOURCES

In recent periods, our needs for additional capital resources have increased in connection with the growth of our business. We require capital for:

     *  increases in our loan portfolio     *  purchase of inventories
     *  working capital and general         *  the purchase of property and
          corporate purposes                     equipment

We fund our capital requirements primarily through:

     *  operating cash flow                 *  our revolving facility with
     *  supplemental borrowings                  Finova Capital Corp.

While to date we have met our liquidity requirements as needed, there can be no assurance that we will be able to continue to do so in the future.

CASH FLOW FROM OPERATIONS, INVESTMENTS AND FINANCING

Net cash provided by operating activities increased by $35.7 million in the nine months ended January 31, 2001 to $50.9 million compared to cash generated of $15.2 million for the nine months ended January 31, 2000. The increase is due to the addition of First Choice lots and increased sales at PAACO lots.

Net cash used by investing activities increased by $49.2 million for the nine months ended January 31, 2001 to $68.8 million versus cash used of $19.6 million for the same period of the previous year. Net cash used by finance receivable originations increased by $85.5 million for the nine months ended January 31, 2001 compared to the same period in 2000. The increase is due to the addition of First Choice lots and increased sales at PAACO lots. Collections of financed receivables increased $41.9 million also due to the addition of First Choice lots and higher portfolio principal balances as a result of increased sales.

Financing activities generated an increase of $11.9 million for the nine months ended January 31, 2001 to $16.5 million as compared to $4.6 million generated in the same period of fiscal 2000. Proceeds from the Finova revolving credit facility generated $17.1 million that was used primarily to fund purchases of vehicles for resale.

FINANCING RESOURCES

Under the Finova Loan and Security Agreement (the "Finova Revolving Facility"), we may borrow the lesser of (i) the Revolving line of $160 million or (ii) the advance rate of the available balance of eligible finance contracts and inventory. The Finova Revolving Facility is collateralized by all of our finance receivables and used car inventory. The Finova Revolving Facility bears interest at the prime rate plus 2.25% (11.75% as of January 31, 2001). The interest rate declines to prime rate plus 2.00% and prime rate plus 1.75% as the advance rate declines through the life of the note. The Finova Revolving Facility matures on November 30, 2004, at which time its renewal will be subject to renegotiations. As of January 31, 2001, the principal amount outstanding under the Finova Revolving Facility was $147.4 million, up from a balance of $130.4 million as of April 30, 2000.

Based upon the eligible collateral on hand at January 31, 2001, Paaco and Smart Choice were collectively over advanced on their senior credit facilities with Finova Capital Corporation ("Finova") by approximately $4.9 million. Paaco and Smart Choice presently expect to come back into compliance with the terms of their credit facilities in April 2001. However, in July 2001 the Smart Choice credit facility requires a step-down in the finance receivable advance rate from 85.0% to 77.0%. Absent funding from an outside source, Smart Choice does not expect it will be able to meet this step-down. In February 2001, Smart Choice and Paaco provided Finova with their most recent financial projections and requested that the scheduled finance receivable advance rate step-downs over the next three years be modified to conform to those projections.

Presently, it is the Company's expectation that Finova will either modify the scheduled finance receivable advance rate step-downs to conform to the financial projections of Smart Choice and Paaco, or provide Smart Choice and Paaco with a forbearance letter covering some period of time. However, the Company cannot predict with certainty the actions of Finova; and, under the terms of the credit facilities, Finova has the right to accelerate the maturity of the loans demanding immediate repayment, and call on Crown's guarantee of $5 million.

WE MAKE FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements. These statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to these matters. Forward-looking statements speak only as of the date the statements were made. They are inherently subject to risks and uncertainties, some of which we cannot predict or quantify. Future events and actual results could differ materially from the forward-looking statements. You should keep in mind the risk factors and cautionary statements found throughout this Form 10-Q and contained in our other filings with the SEC. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or for any other reason.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks associated with our financial instruments from changes in interest rates. We do not use financial instruments for trading purposes or to manage interest rate risks. Our earnings are impacted by our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing liabilities. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed-rate finance receivables and fixed and variable rate notes payable and senior credit facilities. Our finance receivables generally bear interest at fixed rates ranging from 17% to 26%. These finance receivables have scheduled maturities from one to 42 months. The majority of our notes payable contain variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease our net interest income and profitability. At January 31, 2001, a one-percent increase in our borrowing costs on variable rate debt would decrease our pretax income by approximately $1.1 million over a period of nine months.

We believe that our market risk has not changed materially from April 30, 2000.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES.

         (a) The information set forth in Item 2 of this report under the caption "Financing resources" is incorporated by reference in response to this Item 3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              None

         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended January 31, 2001.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SMART CHOICE AUTOMOTIVE GROUP, INC.


Date: March 19, 2001            By: /s/ JAMES E. ERNST
                                    --------------------------------------------
                                    James E. Ernst
                                    President and Chief Executive Officer

Date: March 19, 2001            By: /s/ JOE CAVALIER
                                    --------------------------------------------
                                    Joe Cavalier
                                    Chief Financial Officer
                                    (principal financial and accounting officer)