Form 10-K405
period 2001-04-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2001-08-13
CIK 949091

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended:             Commission file number:
               APRIL 30, 2001                       1-14082



                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)



          FLORIDA                                            59-1469577
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



                    1555 SEMORAN BLVD., WINTER PARK, FLORIDA
                    (Address of principal executive offices)

                                      32792
                                   (Zip Code)

                                 (407) 671-1200
              (Registrant's telephone number, including area code)




Securities registered pursuant to
Section 12(b) of the Act:            None

Securities registered pursuant to
Section 12(g) of the Act:            Common Stock, par value $.01 par share
                                     Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 8, 2001 the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holder's of 5% or more of the Registrant's common stock) of the Registrant (1,373,320 shares) was $549,328.

As of August 8, 2001 there were 9,762,270 shares of the Registrant's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001 are incorporated by reference into Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I,
Item 1.

                                     PART I

ITEM 1.  BUSINESS



FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's businesses, continued availability of lines of credit for the Company's businesses, changes in interest rates, competition, dependence on existing management, economic conditions (particularly in the states of Texas and Florida), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


GENERAL AND HISTORY

Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is one of the largest chains of "Buy Here-Pay Here" car dealerships in the United States. The Company operates 22 dealerships located in major markets in Texas and Florida. The Company focuses exclusively on selling and financing quality used vehicles to credit-impaired customers. The Company operates twelve lots in Texas under the "Paaco" name and ten lots in Florida under the "First Choice" name.

Effective December 1, 1999, Smart Choice acquired all of the outstanding stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco"). As a result of the acquisition, the stockholders of Paaco, including its majority stockholder, Crown Group, Inc. ("Crown"), became the controlling stockholders of Smart Choice. For financial reporting purposes, Paaco is deemed to be the acquiring entity and the acquisition has been reflected as a recapitalization of Paaco. References to Smart Choice generally refer to Smart Choice Automotive Group, Inc. and its Florida based subsidiaries, including First Choice Auto Finance.

Paaco began operations in 1992 as an automobile auction concern in Arlington, Texas. In 1993, Paaco began its Buy Here-Pay Here operation, selling and financing used vehicles to credit-impaired borrowers. Smart Choice began operations in 1997 through the acquisition and consolidation of five Buy Here-Pay Here businesses.


INDUSTRY

USED CAR SALES

Used car retail sales typically occur through either independent used car dealerships or franchised new car dealerships that sell used cars. The market for used car sales in the United States is substantial and has steadily increased over the past five years. Management believes the factors that have led to growth in this industry include:

         (i) significant increases in new car prices, which have made new cars less affordable to the average consumer;

         (ii) the greater reliability and durability of used cars, resulting from the production of higher quality cars; and

         (iii) the increasing number of vehicles coming off lease programs in recent years.

Many industry analysts expect these trends to continue, leading to further expansion of the used car sales market. According to an October 2000 Bear Stearns research report, automotive retailing was the largest U.S. retail sector, generating approximately $710 billion in annual sales. Of these revenues, 51%, or roughly $360 billion, were estimated to come from used vehicle sales.

Both Paaco and Smart Choice participate in the sub-prime segment of the independent used car sales and finance market. This segment is serviced primarily by Buy Here-Pay Here dealerships, which are typically small, independent used car dealerships that sell and finance the sale of used cars to sub-prime borrowers. Buy Here-Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as:

         (i)      broader and more flexible underwriting guidelines;

         (ii) flexible payment terms (including prorating customer payments due within one month into several smaller payments and scheduling payments to coincide with a customer's pay days); and

         (iii) the ability to make payments in person, which is an important feature to many credit-impaired borrowers who may not have checking accounts or are otherwise unable to make payments by the due date through the mail.

USED CAR FINANCING

The automobile financing industry is the third-largest consumer finance market in the country, behind mortgage and revolving credit card debt. Growth in automobile financing has been fueled by increasing prices of both new and used cars, which has forced more buyers to seek financing when purchasing a car. This industry is served by such traditional lending sources such as banks, savings and loans, and captive finance subsidiaries of automobile manufacturers, as well as by independent finance companies and Buy Here-Pay Here dealers. In general, the industry is categorized according to the type of car sold (new versus used) and the credit characteristics of the borrower.

Despite significant opportunities, many of the traditional lending sources do not consistently provide financing to the sub-prime consumer finance market. The Company believes that traditional lenders avoid this market because of its high credit risk and the associated collection efforts. Many of the estimated 63,000 independent used car dealers are not able to obtain debt financing from traditional lending sources such as banks, credit unions, or major finance companies. These dealers typically finance their operations through the sale of the contract receivables they originate at a discount.


OPERATING STRATEGY

The Company's operating strategy emphasizes the following points:

SELL RELIABLE, QUALITY CARS. Both Paaco and Smart Choice sell reliable, quality used cars. Management believes that product failure is a leading cause of defaults on finance contracts in the self-financed used car industry. Each company utilizes guidelines in purchasing, inspecting, reconditioning (Paaco only) and servicing in order to minimize defaults. At Paaco and Smart Choice, the vast majority of customers are provided with a service contract/limited warranty (6 month/6,000 mile for Paaco and 12 month/12,000 mile for Smart Choice) at the time they purchase their vehicle.

UTILIZE CENTRALIZED CREDIT APPROVAL WITH A BUY ROOM. Both Paaco and Smart Choice coordinate the credit approval function and sales process for used cars through the use of a centralized loan approval team (hereinafter referred to as the "buy room"). The buy room helps to determine credit worthiness and proper deal structure, including factors such as gross profit, loan term and interest rate. The credit underwriting process strictly adheres to objective underwriting standards and focuses on the customer's weekly, bi-weekly or monthly cash flow. The Company regularly reviews collection results to assess the effectiveness of its underwriting standards.

APPLY RIGOROUS COLLECTION PRACTICES. Providing financing to sub-prime borrowers requires not only that the Company have an effective underwriting process, but that its collection policies and procedures be sound and diligently executed. The majority of the Company's customers make their payments in person at one of the dealerships, although some customers mail their payments into the corporate offices of the Company. Both Paaco and Smart Choice closely monitor their customer accounts using collections software that stratifies past due accounts by dealership and the number of days past due. Customers are contacted by phone within a few days if their payment is not received on the scheduled due date. The results of each phone contact (such as promises to pay or the establishment of alternative payment arrangements) are documented by Company personnel.

If standardized collection procedures have been unsuccessful, and it is determined that a cure of the loan default is unlikely, then the repossession process begins. Of the vehicles repossessed, many are returned by the customer on a voluntary basis. Other repossessions are usually handled by licensed, bonded and insured repossession firms. The Company re-markets approximately 70% of its repossessions through its dealerships (rather than through auctions where cars are generally sold at lower prices), with the remainder sold for cash to wholesalers or other third parties at an auction.

The Company monitors the results of its collection efforts based upon a number of quantitative criteria including (i) installment contract agings, (ii) the percentage of accounts past due versus current, and (iii) static pool analysis.

MAXIMIZE RECOVERY ON REPOSSESSIONS. Management believes that the Company should experience lower losses on repossessions than other lenders in the self-financed used car industry due to:

         (i)      the quality of the cars sold;

         (ii) the timeliness of repossessions ("zero tolerance" policy for nonpayment); and

         (iii) its ability to re-market repossessions. Paaco and Smart Choice both re-market the majority of their repossessions through their dealerships, rather than through auctions (where cars are generally sold at lower prices).

INCREASE OPERATING EFFICIENCY. An ongoing effort has been made to increase the operating efficiency throughout the Company by combining administrative functions in order to reduce costs. Smart Choice, in particular, has consolidated functions such as accounting and treasury, insurance and employee benefits, and legal support, and in the coming year expects to further increase operating efficiencies in such areas as purchasing and transporting inventory.

EMPLOY INTEGRATED MANAGEMENT INFORMATION SYSTEMS. All of the Company's used car dealerships are linked to an integrated computer-based management information system (the "MIS") that allows the Company to obtain real-time information on its operations. The Company uses the MIS to transmit data between corporate headquarters and the various dealerships and payment centers to evaluate daily lot performance. The MIS allows management to monitor inventory, sales, costs and customer payments, as well as facilitate the underwriting and collection of its finance contracts.

PROMOTE PAACO AND FIRST CHOICE BRANDS. Management believes that the Paaco and First Choice brands are synonymous with quality cars and customer service. By seeking to maintain continuity in the appearance of its store locations, the Company expects to promote its name recognition. Additionally, each of Paaco and First Choice maintains a consistency between facilities and marketing materials through the use of standardized logos.

USED CAR DEALERSHIPS

The Company currently owns and operates 12 dealerships under the Paaco name in Texas and 10 dealerships under the First Choice name in central Florida. Paaco dealerships are divided into two regions - the Dallas/Fort Worth and Houston metropolitan areas. First Choice dealerships are divided into three Florida regions - the Tampa/St. Petersburg area, the Orlando metropolitan area and the Gainesville/Ocala area.

The following table summarizes, by market, the number of dealerships presently operated by the Company.

                      Paaco
                           Dallas/Fort Worth                            9
                           Houston                                      3
                                                                       --
                               Total Paaco                             12
                                                                       ==

                      First Choice
                           Orlando                                      4
                           Tampa / St. Petersburg                       4
                           Gainesville/Ocala                            2
                                                                       --
                               Total First Choice                      10
                                                                       ==

                             Total                                     22
                                                                       ==

Currently, Paaco and Smart Choice dealerships maintain an inventory of 35 to 70 vehicles per dealership, featuring a wide variety of makes and models (with ages generally ranging from two to six years) and a range of sale prices, all of which enable the dealership to meet the preferences and budgets of a wide range of potential customers targeted for the area. Management believes that selling higher quality used cars and providing service contract/limited warranty to cover many of the vehicle's major mechanical components results in improved customer satisfaction and fewer defaults on finance contracts.

Paaco and Smart Choice provide a service contract/limited warranty (6 month/6,000 mile for Paaco and 12 month/12,000 mile for Smart Choice) with the purchase of most vehicles. The service contract/limited warranty enables the customer to have his or her vehicle repaired by any one of approximately 375,000 ASE (Automotive Service Excellence) certified technicians nationally. Additionally, Paaco customers can have their vehicles repaired at any of the Paaco service centers in Texas. Smart Choice performs limited repairs under its service contract/limited warranty. Customers are typically responsible for the payment of a $50 deductible for each service repair made.

The Company's inventory of used vehicles is primarily acquired through auto auctions. All vehicles are subjected to a detailed inspection, and vehicles purchased by Paaco are reconditioned at its reconditioning facilities in Grand Prairie, Texas. If a vehicle is not sold in a timely manner, it is moved to another dealership or sold at auction.

RECONDITIONING. Paaco reconditions almost every vehicle it purchases at its 101,000 square foot centralized reconditioning center in Grand Prairie, Texas where a variety of parts, assemblies, and systems are inspected and, if necessary, repaired or replaced. In addition to inspecting, repairing and preparing acquired vehicles for sale, this facility is used to perform service work on vehicles for customers pursuant to service contract/limited warranty.

In general, Smart Choice performs little or no reconditioning on the vehicles it purchases. Buyers are instructed to thoroughly inspect and evaluate each vehicle in order to identify and purchase vehicles that require little or no reconditioning. As described above, Smart Choice provides a service contract/limited warranty to its customers which covers certain vehicle components and assemblies for a specified duration.

MARKETING AND ADVERTISING. A primary focus of the Company's marketing strategy is its ability to finance automobile purchases for consumers with poor credit histories. The Company has initiated marketing programs designed to attract credit-impaired customers, reward those customers who pay on time, develop customer loyalty and increase referral and repeat business.

The Company advertises extensively in the radio and television media, emphasizing its multiple locations, wide selection of quality used cars, ability to provide financing to many credit-impaired borrowers and additional value-added programs such as service contract/limited warranty and loan pre-qualifications. In addition, management believes that the Company's facilities provide effective advertising and attract drive-by traffic to visit its dealerships because their appearance conveys the image of a used car dealership that offers quality cars. Management further believes that its advertising and marketing approach creates brand name recognition and promotes the Company's image as a professional, customer-oriented business.

In addition to television and radio advertising, the Company conducts a variety of promotional activities, including a sales referral program, occasional live entertainment at its dealerships and the distribution of promotional items. Various telemarketing programs are also utilized to promote the Company's used cars. For example, potential customers are contacted within days after their visit to a dealership to follow up on leads and obtain information regarding their experience while at the dealership. In addition, customers with satisfactory payment histories are contacted several months before their finance contract matures and are offered an opportunity to purchase another car.

SALES. The Company employs a dedicated on-site sales force. The Company continually seeks to develop and retain qualified sales personnel. The salesperson's sole responsibility is the sale of cars, and, therefore, they do not participate in the ultimate financing decision. The Company's dealerships are typically staffed with a manager, up to six sales personnel and others which may include clerical workers, collectors, mechanics and a porter. The lots are generally operated six days per week between the hours of 9:00 am and 8:00 pm, and each lot typically maintains an inventory of 35 to 70 vehicles. On a regular basis, Company sales personnel attend training classes where each phase of the sales process is rehearsed. Additionally, salespersons at both companies are paid principally on a commission basis, and all salespersons at Paaco speak fluent Spanish. As of April 30, 2001, the Company employed 121 full-time salespersons at its dealerships.


FINANCING CUSTOMERS WITH IMPAIRED CREDIT

The Company offers financing to its customers who purchase used cars at its dealerships. The Company does not have any loans to persons who did not purchase a vehicle at one of its dealerships and has a policy not to acquire third party originated finance contracts. Each of the Company's dealerships provides financing only for its own customers, thereby relying on its own underwriting standards and not on those of third parties. Sales and financing are combined functions performed by a centralized buy room. Experienced financing and sales personnel make credit and deal structure decisions. At Smart Choice, the deal structure typically provides for down payments of approximately 10% to 15% of the purchase price with the balance of the purchase price financed at an average annual percentage rate of approximately 18.5% over a period between 24 and 30 months with bi-weekly payments. At Paaco, the typical deal structure would include a down payment of 12% to 15%, an average annual percentage rate of 22%, and a term of approximately 28 months with weekly payments. Payment terms are somewhat flexible and are generally set such that payment due dates coincide with the customer's payday. The Company finances approximately 98% of its used car sales through finance contracts that it originates and services.

CUSTOMER CREDIT PROFILE. The Company markets to credit-impaired customers with "C" or "D" credit profiles. A "C" rated consumer may have an inconsistent employment record or unresolved problems with credit in the past. A "D" rated consumer usually has an unfavorable employment history and other credit problems, such as personal bankruptcy. These customers are generally not able to finance a used car purchase from a traditional finance subsidiary or bank, each of which primarily provides financing only to customers with "A" or "B" credit ratings.

BUY ROOM EVALUATION PROCEDURES. The Company applies consistent underwriting standards in structuring its used car sales and loans. The most important criteria used in evaluating a transaction are the applicant's creditworthiness, the collateral value of the car, employment and residence histories, income information, personal references, income and expense information and credit bureau reports. The sales managers at the dealerships submit the customer's credit application to the buy rooms, wherein the deal is structured and underwritten. Senior management is directly responsible for the deal structure and underwriting decisions made by the buy room staff.

CONTRACT SERVICING. The Company services its finance contracts through the use of servicing procedures which have been designed to minimize credit losses. These include:

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

ZERO TOLERANCE COLLECTION POLICY. The Company is strict in its collection policies, believing that by acting promptly and working with customers, loss exposure is minimized. Collection efforts begin on the day the car is sold. In both Texas and Florida, the Company's policy is to permit the customer to keep the automobile only so long as payments are made.

REPOSSESSIONS. The process of repossession begins after standardized collection procedures have been unsuccessful, and it is determined that a cure of the loan default is unlikely. Of the vehicles repossessed, many are returned by the customer on a voluntary basis. Other repossessions are usually handled by licensed, bonded and insured repossession firms. The Company re-markets approximately 70% of its repossessions through its dealerships (rather than through auctions where cars are generally sold at lower prices), with the remainder sold for cash to wholesalers or other third parties at an auction.


COMPETITION

The used automotive retailing industry is highly competitive and fragmented. Presently, there are an estimated 23,000 franchised automobile dealers and 63,000 independent used vehicle dealers. In recent years a number of large companies have entered the used car sales business. Management believes these larger companies do not provide significant competition for the Company as they tend to sell higher priced vehicles to consumers with stronger credit histories. Paaco and Smart Choice compete principally with other independent Buy Here-Pay Here dealers, and to a lesser degree with:

         (i) the used vehicle retailing operation of franchised automobile dealerships,

         (ii)     independent used vehicle dealers, and

         (iii) individual consumers who sell used vehicles in private transactions.

Management believes the principal competitive factors in the sub-prime market include:

         (i)      the availability of financing to credit-impaired borrowers,

         (ii)     the breadth and quality of vehicle selection,

         (iii)    the availability of popular vehicles,

         (iv)     pricing,

         (v)      the convenience of a dealership's location,

         (vi)     customer service, and

         (vii) in the case of Paaco, the ability to communicate in Spanish with Spanish speaking customers.

Management believes that its dealerships are competitive in each of these areas.


REGULATION AND LICENSING

The Company's operations are subject to ongoing regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations pertaining to the sale and financing of vehicles. These laws include the Truth In Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act of 1970. Among other things, these laws require that the Company obtain and maintain certain licenses and qualifications, limit or prescribe terms of the contracts it originates, make specified disclosures to customers, limit its right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race and gender.

In many cases, the Company charges fixed interest rates in excess of traditional finance companies on the contracts originated at its dealerships. The states in which the Company operates impose limits on interest rates it can charge on its loans, generally based on the age of the vehicle. Management believes that the Company is in substantial compliance with all applicable federal, state, and local laws and regulations. However, if the Company does not remain in compliance with such laws, this failure could have a material adverse effect on its operations. In addition, the adoption of additional laws, changes in the interpretation of existing laws, or the Company's entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company.


EMPLOYEES

At April 30, 2001, the Company employed 641 employees, consisting of 396 Paaco employees and 245 Smart Choice employees. None of the Company's employees are covered by a collective bargaining agreement.



EXECUTIVE OFFICERS

The Company's executive officers are as follows:

         NAME                               AGE      POSITION AND OFFICE
         ----                               ---      -------------------
         Edward R. McMurphy                 50       Chairman of the Board
         James Edward Ernst                 50       President, Chief Executive Officer
         Larry W. Lange                     61       Vice President, Chief Executive Officer of Paaco
         Ronald W. Anderson                 54       Vice President, Chief Operating Officer

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

Larry W. Lange has served as Vice President and as a director of Smart Choice since December 1999, as well as the Chief Executive Officer of Paaco since 1992. Prior to founding Paaco in 1992, Mr. Lange owned and operated several new car franchises.

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


ITEM 2.  PROPERTIES

As of April 30, 2001, the Company leased substantially all of its facilities, including dealerships, collection facilities that service dealership portfolios, and reconditioning centers.

Paaco leases nine of its twelve dealership facilities in the Dallas/Fort Worth and Houston metropolitan areas. The facility which houses Paaco's corporate offices and main reconditioning center in Grand Prairie, Texas, is also leased. Paaco owns real property upon which three dealerships within the Dallas/Fort Worth metroplex are located.

Smart Choice leases all ten of its dealership facilities in central Florida. Smart Choice owns approximately 10.3 acres of real property located in Titusville, Florida, including an office building containing approximately 33,000 square feet of office space.


ITEM 3.  LEGAL PROCEEDINGS

In March 1999, prior to the acquisition of Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacities and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission, as well as violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001, Smart Choice and the plaintiffs' representatives executed an agreement whereby Smart Choice will pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount has been funded by Smart Choice's insurance carrier. The agreement is subject to final approval of the court.

In the ordinary course of business, the Company has become a defendant in various other types of legal proceedings. Although the Company cannot determine at this time the amount of the ultimate exposure from these ordinary course of business lawsuits, if any, management, based on the advice of its legal counsel, does not expect any of these actions, individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter ended April 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "SCHA." At April 30, 2001, there were approximately 176 shareholders of record. This number excludes individual stockholders holding stock under nominee security position listings. The following table sets forth, by fiscal quarter, the high and low closing sale prices reported by the OTC Bulletin Board and the Nasdaq SmallCap Market, as applicable, for the periods indicated.


                                                         Fiscal 2001                  Fiscal 2000
                                                    High            Low           High            Low
                                                ------------   ------------   ------------   ------------
First Quarter                                   $       8.12   $       1.50   $      26.25   $      10.00
Second Quarter                                  $       4.00   $       1.25   $      20.63   $       6.25
Third Quarter                                   $       1.38   $        .69   $      12.50   $       4.38
Fourth Quarter                                  $       1.03   $        .39   $       8.13   $       5.00


All prices shown in the table above have been adjusted to reflect the reverse split of 1 share for 20 shares effective July 26, 2000.

Prior to September 14, 1999 the Company's common stock was traded on the Nasdaq SmallCap Market. Continued listing of securities on the Nasdaq SmallCap Market requires the maintenance of certain criteria such as market value, public float, capital and surplus. On October 26, 1998, the Company was notified by Nasdaq that it was not in compliance with certain listing criteria which became applicable to SmallCap Market listed companies on that date. On September 14, 1999 the Company's common stock was delisted from the Nasdaq SmallCap Market for non-compliance with the minimum listing criteria, and began trading on the OTC Bulletin Board.


DIVIDEND POLICY

The Company has not paid dividends on its common stock since inception. The Company has no present plans to pay cash dividends in the foreseeable future and intends to retain earnings for future operations, reduction of debt and limited expansion. Any determination to declare or pay dividends in the future will be at the discretion of the Board of Directors and will depend on the Company's results of operations, financial condition, any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. The Company's current covenants with its lenders prohibit the declaration and payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data set forth below was derived from the audited consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein. (In thousands, except per share amounts and other operating data.)


                                                                                          Four Months
                                                          Years Ended April 30,               Ended      Years Ended December 31,
                                                ---------------------------------------     April 30,  ---------------------------
                                                   2001           2000          1999           1998          1997            1996
                                                ----------     ----------    ----------   ------------ -------------     ----------
Statement of Operations Data:
  Revenues                                      $  221,908     $  130,564    $   70,728     $   19,666    $   48,060     $   28,857
  Net income (loss)                                   (603)         3,111        (1,412)           585          (951)           621
  Earnings (loss) per share-diluted             $     (.06)    $      .37    $  (197.11)    $      .08    $  (188.24)    $   124.20
  Weighted average shares-diluted                    9,791          8,386             7          7,355             5              5


Balance Sheet Data (at period end):
  Finance receivables, net                      $  149,656     $  132,855    $   47,757     $   34,192    $   27,381     $   16,443
  Total assets                                     189,900        178,966        60,374         42,770        33,404         20,723
  Revolving credit facilities                      147,442        130,367        41,824         26,050        23,410         12,451
  Other borrowings                                   9,985         10,773         4,939          6,395         6,846          4,562
  Stockholders' equity (deficit)                    15,492         16,095         6,697          5,109          (117)           834


Other Operating Data:
  Number of vehicles sold                           14,869          9,479         5,174          1,452         3,461          2,432
  Dealerships open at period end                        22             24            10              9             8              4
  Per vehicle sold:
    Sales price                                 $   12,320     $   11,455    $   11,954     $   12,172    $   12,458     $   10,736
    Gross margin                                     4,610          4,324         3,864          4,914         3,985          3,921
    Provision for credit loss                        2,925          2,254         1,918            446         2,249          1,271
    Selling, gen and admin expense                   3,027          2,766         3,065          4,210         2,730          2,772
  Percentages:
    Gross margin as a % of sales                      37.4%          37.7%         32.3%          40.4%         32.0%          36.5%
    Prov for credit loss as a % of sales              23.7%          19.7%         16.0%           3.7%         18.1%          11.8%
    SG&A exp as a % of revenue                        20.3%          20.1%         22.4%          31.1%         19.7%          23.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in Item 8.


OVERVIEW

Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. On December 1, 1999, Smart Choice acquired all the outstanding stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco") in a reverse acquisition in which Paaco's stockholders acquired voting control of Smart Choice. For financial reporting and comparative purposes, Paaco is deemed to be the acquiring entity. Accordingly, the financial statements include the results of Paaco for all periods presented and the results of Smart Choice and its subsidiaries from the date of acquisition (December 1, 1999). References to Smart Choice generally refer to Smart Choice Automotive Group, Inc. and its Florida based subsidiaries. As of April 30, 2001 Smart Choice operated 10 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).


                               CONSOLIDATED REVIEW

The Company's two business segments (Paaco and Smart Choice) are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. Each of Paaco and Smart Choice sell and finance used vehicles. Paaco operates in major markets in the State of Texas and Smart Choice operates in the central region of the State of Florida. Below is a summary of revenue and pretax income (loss) by business segment, and a more detailed operating statement by segment, for the years ended April 30, 2001, 2000 and 1999 (in thousands):

                                               Revenues                                   Pretax Income (Loss)
                            ---------------------------------------------    ----------------------------------------------
                                        Years Ended April 30,                             Years Ended April 30,
                                 2001            2000            1999             2001            2000             1999
                            -------------   -------------   -------------    -------------    -------------   -------------
Paaco                       $     122,985   $      94,708   $      70,728    $       7,093    $       4,318   $      (2,187)
Smart Choice                       98,923          35,856                           (7,591)             831
                            -------------   -------------   -------------    -------------    -------------   -------------
    Consolidated            $     221,908   $     130,564   $      70,728    $        (498)   $       5,149   $      (2,187)
                            =============   =============   =============    =============    =============   =============


2001 VS. 2000

Revenues increased $91.3 million, or 70.0%, in fiscal 2001 compared with fiscal 2000 principally as a result of (i) including Smart Choice in the Company's operating results for twelve months in fiscal 2001 versus five months in fiscal 2000 ($61.0 million), and (ii) higher revenues at Paaco ($28.3 million), primarily as a result of an increase in the average number of dealerships in operation. The Company reported a pretax loss of $.5 million in fiscal 2001 compared with pretax income of $5.1 million in fiscal 2000, a decrease of $5.6 million. The decrease was attributable to a higher provision for credit loss and reduced gross margins at Smart Choice, partially offset by improved results at Paaco stemming from higher sales (while costs and expenses as a percentage of revenue declined slightly) and a lower provision for credit loss.

2000 VS. 1999

Revenues increased $59.8 million, or 84.6%, in fiscal 2000 compared with fiscal 1999 principally as a result of (i) including Smart Choice in the Company's operating results for five months during fiscal 2000 ($35.9 million), and (ii) higher revenues at Paaco ($24.0 million) primarily as a result of an increase in the average number of dealerships in operation. The Company reported pretax income of $5.1 million in fiscal 2000 compared with a pretax loss of $2.2 million in fiscal 1999, an increase of $7.3 million. The increase was attributable to (i) increased sales, higher gross margins and lower operating expenses as a percentage of sales and other, and
(ii) including Smart Choice in the Company's consolidated results of operations ($.8 million).


                                      PAACO
                             (Dollars in Thousands)


                                                                           % Change
                                Year         Year        Year       ----------------------
                               Ended        Ended        Ended        2001         2000            As a % of Sales and Other
                              April 30,    April 30,    April 30,      vs           vs         -----------------------------------
                                2001         2000         1999        2000         1999         2001         2000          1999
                             ----------   ----------   ---------    ---------    ---------     ---------    ---------    ---------
Revenues:
  Sales and other            $  106,654   $   82,674   $  61,848         29.0%        33.7%        100.0%       100.0%       100.0%
  Interest income                16,331       12,034       8,880         35.7         35.5          15.3         14.6         14.4
                             ----------   ----------   ---------                               ---------    ---------    ---------
      Total                     122,985       94,708      70,728         29.9         33.9         115.3        114.6        114.4
                             ----------   ----------   ---------                               ---------    ---------    ---------

Costs and expenses:
  Cost of sales                  68,700       52,259      41,858         31.5         24.8          64.4         63.2         67.7
  Selling, gen and admin         24,887       18,962      15,860         31.2         19.6          23.3         23.0         25.6
  Prov for credit loss           14,342       13,113       9,926          9.4         32.1          13.4         15.9         16.1
  Interest expense                7,246        5,725       4,879         26.6         17.3           6.8          6.9          7.9
  Depreciation and amort            717          331         392        116.6        (15.6)           .7           .4           .6
                             ----------   ----------   ---------                               ---------    ---------    ---------
      Total                     115,892       90,390      72,915         28.2         24.0         108.6        109.4        117.9
                             ----------   ----------   ---------                               ---------    ---------    ---------

      Pretax income (loss)   $    7,093   $    4,318   $  (2,187)        64.3           NM           6.7          5.2         (3.5)
                             ==========   ==========   =========                               =========    =========    =========


2001 VS. 2000

Revenues increased $28.3 million, or 29.9%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increasing the average number of stores in operation to 12.7 in fiscal 2001 from 10.6 in fiscal 2000, and (ii) increasing the average sales price per retail vehicle by approximately 7%. Pretax income increased $2.8 million, or 64.3%, in fiscal 2001 versus fiscal 2000 principally as a result of (i) increased revenues (29.9%), and (ii) a lower provision for credit loss as a percentage of sales and other (13.4% in fiscal 2001 versus 15.9% in fiscal 2000), which is believed to be attributable to (a) selling a higher quality vehicle, and (b) providing a greater level of service.

2000 VS. 1999

Revenues increased $24.0 million, or 33.9%, in fiscal 2000 versus fiscal 1999 principally as a result of (i) increasing the average number of stores in operation to 10.6 in fiscal 2000 from 8.3 in fiscal 1999, and (ii) higher interest income in fiscal 2000 as a result of higher finance receivable balances during fiscal 2000 as compared to fiscal 1999. Pretax income increased to $4.3 million in fiscal 2000 from a pretax loss of $2.2 million in fiscal 1999 principally as a result of (i) lower cost of sales as a percentage of sales and other (63.2% in fiscal 2000 versus 67.7% in fiscal 1999), and (ii) lower selling, general and administrative expenses as a percentage of sales and other (23.0% in fiscal 2000 versus 25.6% in fiscal 1999).

                                  SMART CHOICE
                             (Dollars in Thousands)


                                                                      % Change
                               Year        5 Months     Year      ---------------------
                               Ended        Ended       Ended        2001        2000
                             April 30,    April 30,   April 30,       vs          vs            As a % of Sales and Other
                               2001          2000       1999         2000        1999        2001         2000         1999
                             ---------    ---------   ---------   ---------   ---------   ---------     ---------    ---------
Revenues:
  Sales and other            $  77,206    $  26,657          --          NM          --       100.0%        100.0%          --
  Interest income               21,717        9,199          --          NM          --        28.1          34.5           --
                             ---------    ---------   ---------                           ---------     ---------    ---------
      Total                     98,923       35,856          --          NM          --       128.1         134.5           --
                             ---------    ---------   ---------                           ---------     ---------    ---------

Costs and expenses:
  Cost of sales                 45,940       15,335          --          NM          --        59.5          57.5           --
  Selling, gen and admin        20,119        7,255          --          NM          --        26.0          27.2           --
  Prov for credit loss          29,153        8,257          --          NM          --        37.8          31.0           --
  Interest expense              10,253        3,743          --          NM          --        13.3          14.1           --
  Depreciation and amort         1,049          435          --          NM          --         1.3           1.6           --
                             ---------    ---------   ---------                           ---------     ---------    ---------
      Total                    106,514       35,025          --          NM          --       137.9         131.4           --
                             ---------    ---------   ---------                           ---------     ---------    ---------

      Pretax income (loss)   $  (7,591)   $     831          --          NM          --        (9.8)          3.1           --
                             =========    =========   =========                           =========     =========    =========

NM = Not meaningful


2001 VS 2000

   Revenues increased $63.1 million in fiscal 2001 versus fiscal 2000 principally as a result of (i) fiscal 2001 including twelve months of operating results versus five months in fiscal 2000 ($61.0 million), and (ii) a higher average retail selling price per vehicle in fiscal 2001 compared to fiscal 2000. Smart Choice reported a pretax loss of $7.6 million in fiscal 2001 versus $.8 million pretax income in fiscal 2000. The $8.4 million decrease is principally the result of (i) the provision for credit loss increasing to 37.8% of sales and other in fiscal 2001 from 31.0% in fiscal 2000 ($5.3 million), (ii) cost of sales increasing to 59.5% of sales and other in fiscal 2001 from 57.5% in fiscal 2000 ($1.5 million), and (iii) a decrease in the average interest rate charged on Smart Choice finance receivables.


LIQUIDITY AND CAPITAL RESOURCES

For fiscal 2001, net cash provided by operating activities amounted to $68.9 million. The principal source of cash resulted from certain non-cash expenses (provision for credit losses and depreciation and amortization). Net cash provided by operating activities for fiscal 2001 increased $21.8 million, or 46.1%, compared with fiscal 2000. The increase is primarily attributable to including Smart Choice in the Company's consolidated results of operations for twelve months during fiscal 2001 versus five months in fiscal 2000. Net cash used in investing activities of $85.3 million included (i) an $83.5 million use of cash in finance receivables originations in excess of finance receivables collections, and (ii) a $1.8 million use of cash in the purchase of property and equipment. Net cash used in investing activities for fiscal 2001 increased $26.4 million, or 44.9%, compared with fiscal 2000. The increase is primarily attributable to including Smart Choice in the Company's consolidated results of operations for twelve months during fiscal 2001 versus five months in fiscal 2000. Net cash provided by financing activities of $14.9 million principally relates to net borrowings from the Company's revolving credit facilities ($17.1 million), partially offset by repayments of other debt ($2.1 million).

                                      PAACO

Paaco's sources of liquidity include cash from operations and its $62.0 million revolving credit facility with Finova Capital Corporation ("Finova"), of which $59.0 was outstanding at April 30, 2001. As of April 30, 2001, Smart Choice's revolving credit facility with Finova was in default, and there is uncertainty as to whether such default constitutes an event of default under Paaco's revolving credit facility with Finova (see Smart Choice discussion below). Thus, there is an uncertainty as to whether Paaco is eligible to draw any additional monies under its revolving credit facility with Finova. Paaco's revolving credit facility matures in November 2004.

It is unlikely that Finova will increase the size of Paaco's credit facility, or that Paaco could refinance such facility with a new lender since Paaco's advance rate of 70% of eligible receivables is believed to be above market. Accordingly, for the foreseeable future, Paaco's ability to expand its operations may be limited as a result of a shortage of additional capital. Consequently, Paaco anticipates operating its business at a level consistent with its recent past, and not substantially expanding its operations.



                                  SMART CHOICE

For the fiscal year ended April 30, 2001 Smart Choice reported a net loss of $5.1 million. Smart Choice has a $98 million revolving credit facility with Finova, of which $88.4 million was outstanding as of April 30, 2001. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of April 30, 2001 Smart Choice was over-advanced by $6.2 million. In July 2001, pursuant to the terms of its credit facility, the advance rate on eligible finance receivables declined from 85% to 77%, increasing Smart Choice's over-advance to $18.5 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility. Smart Choice is presently operating its business from the cash generated from the collection of its finance receivables and down payments received in connection with the sale of vehicles.

Since January 2001 Smart Choice has been in discussions with Finova with regard to possible solutions to the over-advanced position. There are several possible outcomes that may result from these negotiations, including:

         (i) a restructuring of the Smart Choice credit facility which brings Smart Choice back into compliance;

         (ii) a sale of substantially all of Smart Choice's assets with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate;

         (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of Smart Choice's credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

         (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved.

The opinion of the Company's independent certified public accountants covering the 2001 year expressed substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects the adoption of SFAS 142 will increase annual pretax income by approximately $.2 million. The Company has adopted SFAS 142 effective May 1, 2001.

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

SEASONALITY

The Company's automobile sales and finance business is seasonal in nature. In such business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing liabilities. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 12% to 26%. These finance receivables have scheduled remaining maturities from one to 48 months. At April 30, 2001 the majority of the Company's interest bearing liabilities contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

The table below illustrates the impact which hypothetical changes in market interest rates could have on the Company's pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remain in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments and anticipated charge-offs, and
(iii) there is no change in prepayment rates as a result of the interest rate changes.

                      Change in           Change in
                   Interest Rates      Pretax Earnings
                   --------------      ---------------
                                        (in thousands)
                        +2%             $     (2,074)
                        +1%                   (1,037)
                        -1%                    1,037
                        -2%                    2,074


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and accountant's report are included in Item 8 of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of April 30, 2001 and 2000

         Consolidated Statements of Operations for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and
Shareholders of Smart Choice Automotive Group, Inc.

We have audited the accompanying consolidated balance sheets of Smart Choice Automotive Group, Inc. as of April 30, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart Choice Automotive Group, Inc. as of April 30, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, Smart Choice Automotive Group, Inc. ("Smart Choice"), has been over-advanced on its revolving credit facility since December 2000, which constitutes an event of default. As of April 30, 2001, Smart Choice's revolving credit facility was in default, and such default may constitute an event of default under Paaco Automotive Group, Inc.'s ("Paaco") revolving credit facility. Accordingly, advances made to Smart Choice ($88,394,134) are callable at the discretion of the lender and advances made to Paaco ($59,047,810) may be callable at the discretion of the lender. The advances are collateralized by finance receivables and inventories which comprise $157,636,415 of the Company's total assets of $189,900,494. Since January 2001 the Company has been in discussions with the lender with regard to these matters, and possible outcomes are described in Note B. The Company's ability to achieve a satisfactory resolution is uncertain, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Grant Thornton LLP


Dallas, Texas
July 16, 2001

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                               April 30,
                                                                                   ---------------------------------
                                                                                        2001               2000
                                                                                   ---------------   ---------------
ASSETS

Cash and cash equivalents                                                          $       436,262   $     1,882,716
Other receivables                                                                        1,344,238         1,028,652
Finance receivables, net                                                               149,656,124       132,854,563
Inventory                                                                                7,980,291        12,190,289
Prepaids and other assets                                                                  607,567           578,154
Due from parent                                                                                              528,296
Deferred tax assets, net                                                                15,605,094        12,382,267
Property and equipment, net                                                             12,186,901        11,486,698
Goodwill, net                                                                            2,084,017         6,034,104
                                                                                   ---------------   ---------------
                                                                                   $   189,900,494   $   178,965,739
                                                                                   ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                           $    10,425,072   $    13,857,291
Income taxes payable                                                                     1,139,810         3,133,281
Revolving credit facilities                                                            147,441,944       130,367,005
Other borrowings                                                                         9,985,391        10,773,313
Deferred sales tax                                                                       4,963,154         4,207,117
                                                                                   ---------------   ---------------
          Total liabilities                                                            173,955,371       162,338,007
                                                                                   ---------------   ---------------

Contingent redemption value of put options                                                 453,371           532,552

Commitments and contingencies

Stockholders' equity:
      Series E convertible preferred stock $.01 par value; 2,000,000 shares authorized; 1,469,551 shares issued and outstanding
        at April 30, 2000                                                                                     14,696
      Common stock, $.01 par value; 50,000,000 shares authorized;
        9,762,270 shares issued and outstanding (2,444,394 shares
        issued and outstanding in 2000)                                                     97,623            24,444
      Additional paid-in capital                                                        13,832,832        13,891,315
      Retained earnings                                                                  1,561,297         2,164,725
                                                                                   ---------------   ---------------
          Total stockholders' equity                                                    15,491,752        16,095,180
                                                                                   ---------------   ---------------
                                                                                   $   189,900,494   $   178,965,739
                                                                                   ===============   ===============



The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Years Ended April 30,
                                                           ----------------------------------------------------
                                                                2001                2000             1999
                                                           ---------------    ---------------   ---------------
Revenues:
    Sales of vehicles                                      $   183,183,398    $   108,583,828   $    61,848,161
    Interest income                                             38,048,097         21,233,097         8,879,904
    Other                                                          676,459            747,250
                                                           ---------------    ---------------   ---------------
                                                               221,907,954        130,564,175        70,728,065
                                                           ---------------    ---------------   ---------------

Costs and expenses:
    Cost of vehicle sales                                      114,640,183         67,594,118        41,858,247
    Selling, general and administrative                         45,005,698         26,216,951        15,860,074
    Provision for credit losses                                 43,494,930         21,369,553         9,926,127
    Interest expense                                            17,499,358          9,467,588         4,878,680
    Depreciation and amortization                                1,766,251            766,496           391,880
                                                           ---------------    ---------------   ---------------
                                                               222,406,420        125,414,706        72,915,008
                                                           ---------------    ---------------   ---------------

            Income (loss) before income taxes                     (498,466)         5,149,469        (2,186,943)

Income tax expense (benefit)                                       104,962          2,038,669          (775,022)
                                                           ---------------    ---------------   ---------------

            Net income (loss)                              $      (603,428)   $     3,110,800   $    (1,411,921)
                                                           ===============    ===============   ===============


Earnings (loss) per common share:
      Basic                                                $          (.06)   $          3.04   $       (197.11)
      Diluted                                              $          (.06)   $          0.37   $       (197.11)

Weighted average shares:
      Basic                                                      9,791,394          1,023,476             7,163
      Diluted                                                    9,791,394          8,385,752             7,163





The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                          Retained
                                        Preferred Stock             Common Stock          Additional      Earnings        Total
                                  ------------------------   -------------------------      Paid-in     (Accumulated  Stockholders'
                                     Shares       Amount        Shares        Amount        Capital        Deficit)       Equity
                                  -----------  -----------   -----------  ------------   ------------   ------------  ------------
Balance at May 1, 1998                                           143,264  $      1,433   $  4,642,022   $    465,846  $  5,109,301

Net loss                                                                                                  (1,411,921)   (1,411,921)

Contributions from stockholders                                                             3,000,000                    3,000,000
                                  -----------  -----------   -----------  ------------   ------------   ------------  ------------

Balance at April 30, 1999                                        143,264         1,433      7,642,022       (946,075)    6,697,380

Recapitalization and acquisition
  of Old Smart Choice               1,469,551  $    14,696    48,744,608       487,446      5,784,858                    6,287,000

Net income                                                                                                 3,110,800     3,110,800

One for twenty reverse stock
  split                                                      (46,443,478)     (464,435)       464,435                           --
                                  -----------  -----------   -----------  ------------   ------------   ------------  ------------

Balance at April 30, 2000           1,469,551       14,696     2,444,394        24,444     13,891,315      2,164,725    16,095,180

Purchase of common stock                                         (29,882)         (299)           299                           --

Conversion of preferred stock
  to common stock                  (1,469,551)     (14,696)    7,347,758        73,478        (58,782)                          --

Net loss                                                                                                    (603,428)     (603,428)
                                  -----------  -----------   -----------  ------------   ------------   ------------  ------------

Balance at April 30, 2001                  --  $        --     9,762,270  $     97,623   $ 13,832,832   $  1,561,297  $ 15,491,752
                                  ===========  ===========   ===========  ============   ============   ============  ============





The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Years Ended April 30,
                                                              ---------------------------------------------------
                                                                   2001              2000              1999
                                                              ---------------   ---------------   ---------------
Operating activities:
    Net income (loss)                                         $      (603,428)  $     3,110,800   $    (1,411,921)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
      Provision for credit losses                                  43,494,930        21,369,553         9,926,127
      Deferred income taxes                                         1,231,805         1,255,909          (775,022)
      Depreciation and amortization                                 1,766,251           766,496           391,880
      Accretion of purchase discount                                 (883,772)         (585,067)
      Loss on sale of assets                                           36,269
      Other                                                                             120,018           132,963
      Changes in assets and liabilities, net of
          Smart Choice acquisition
        Other receivables                                            (315,583)          386,422          (270,760)
        Inventory                                                  28,290,959        17,456,019         8,776,605
        Prepaids and other assets                                     498,882           795,849           (69,736)
        Accounts payable and accrued liabilities                   (2,603,138)        2,385,048         1,582,639
        Income taxes payable                                       (1,993,471)          102,000           452,780
                                                              ---------------   ---------------   ---------------
          Net cash provided by operating activities                68,919,704        47,163,047        18,735,555
                                                              ---------------   ---------------   ---------------

Investing activities:
    Finance receivable originations                              (172,884,116)     (105,139,052)      (58,335,143)
    Finance receivable collections                                 89,390,436        48,371,056        23,253,652
    Purchases of property and equipment                            (1,832,733)       (2,621,498)         (929,921)
    Cash acquired in acquisition                                                        531,353
    Proceeds from sale of assets                                       34,265
                                                              ---------------   ---------------   ---------------
          Net cash used in investing activities                   (85,292,148)      (58,858,141)      (36,011,412)
                                                              ---------------   ---------------   ---------------

Financing activities:
    Proceeds from revolving credit facilities, net                 17,074,939        14,110,000        15,773,805
    Repayments of other borrowings                                 (2,148,949)       (2,334,812)       (5,390,917)
    Proceeds from other borrowings                                                    1,739,790         3,935,183
    Capital contributions from stockholders                                                             3,000,000
    Payment of debt issuance costs                                                                       (150,000)
                                                              ---------------   ---------------   ---------------
        Net cash provided by financing activities                  14,925,990        13,514,978        17,168,071
                                                              ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents               (1,446,454)        1,819,884          (107,786)

Cash and cash equivalents at:  Beginning of year                    1,882,716            62,832           170,618
                                                              ---------------   ---------------   ---------------

                               End of year                    $       436,262   $     1,882,716   $        62,832
                                                              ===============   ===============   ===============



The accompanying notes are an integral part of these financial statements.

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - DESCRIPTION OF BUSINESS AND ACQUISITION

Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories.

On December 1, 1999 Smart Choice acquired all the outstanding stock of Paaco Automotive Group, Inc. and Premium Auto Acceptance Corporation (collectively, "Paaco") by issuing 1,469,551 shares of Smart Choice's Series E Convertible Preferred Stock. As a result of such issuance, the shareholders of Paaco, including its majority stockholder Crown Group, Inc. ("Crown"), became the controlling stockholders of the Company. For financial reporting purposes, Paaco is deemed to be the acquiring entity. Accordingly, the accompanying financial statements include the activities of Paaco for all periods presented, and the activities of Smart Choice and its subsidiaries from the date of acquisition (December 1, 1999). The acquisition of Smart Choice was accounted for using the purchase method of accounting. The consideration, valued at $6,287,000 was allocated to Smart Choice's assets and liabilities based on their estimated fair values, resulting in goodwill of $6,254,231.

References to Smart Choice typically include Smart Choice Automotive Group, Inc. and its Florida based subsidiaries. As of April 30, 2001 Smart Choice operated 10 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).

The following unaudited pro forma condensed consolidated results of operations of the Company for the year ended April 30 2000, gives effect to the acquisition of Smart Choice as if it had occurred on May 1, 1999 (in thousands, except per share amount). The adjustments to the historical financial statements principally consist of (i) eliminating interest expense and preferred stock dividends pertaining to certain Smart Choice debt and preferred stock that was converted into Smart Choice common stock, (ii) amortizing goodwill created in the Smart Choice acquisition, (iii) adjusting interest income resulting from purchase accounting entries, (iv) eliminating Smart Choice's discontinued operations and write-off of historical goodwill, and (v) adjusting income tax expense to reflect the above described adjustments. The unaudited pro forma results of operations are not necessarily indicative of future results or the results that would have occurred had the acquisition taken place on the date indicated. Loss per share is calculated after giving effect to the reverse stock split (See Note H).

                                                Year Ended
                                              April 30, 2000
                                              --------------
Revenues                                       $    176,754
Net loss                                             (8,124)
Loss per share - diluted                       $       (.97)



NOTE B - DEFAULT ON FINOVA CREDIT FACILITY AND LIQUIDITY MATTERS

Each of Paaco and Smart Choice have revolving credit facilities with Finova Capital Corporation ("Finova"). Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of April 30, 2001 Smart Choice was over-advanced by $6.2 million. In July 2001, pursuant to the credit facility, the advance rate on eligible finance receivables declined from 85% to 77%, increasing Smart Choice's over-advance to $18.5 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of the Finova revolving credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility with Finova. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility.

Since January 2001 Smart Choice has been in discussions with Finova with regard to possible solutions to the over-advanced position. There are several possible outcomes that may result from these negotiations, including:

         (i) a restructuring of the Smart Choice credit facility which brings Smart Choice back into compliance;

         (ii) a sale of substantially all of Smart Choice's assets with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate;

         (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of Smart Choice's credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

         (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Recoverability of a significant portion of the assets shown in the accompanying balance sheet may be materially impacted if the Company ceases to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Smart Choice and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

Finance Receivables and Allowance for Credit Losses

The Company originates installment contracts from the sale of used vehicles at its dealerships. Finance receivables consist of contractually scheduled payments from installment contracts, net of unearned finance charges and an allowance for credit losses. The installment sale contracts typically include interest at rates ranging from 17% to 26% per annum and provide for payments over periods ranging from 24 to 42 months. Paaco originates its loans using the simple interest method, where no unearned finance charge is established at loan origination, but interest income is recognized daily based on the outstanding principal balance and the stated interest rate. Smart Choice originates its loans using the add-on interest method which records the interest to be recognized over the life of the loans as unearned finance charges and amortizes it to income using the interest method, which approximates simple interest. The recognition of interest is suspended if collection becomes doubtful, generally 60 days past due, and is resumed when the loan becomes current.

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

Inventory

Inventory is valued at the lower of cost or market on a specific identification basis. Repossessed vehicles are recorded at the lower of cost or market, which approximates wholesale value. Vehicle reconditioning costs are capitalized as a component of inventory.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

Goodwill

Goodwill represents the excess of Paaco's cost in acquiring Smart Choice over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over twenty-five years. At April 30, 2001 and 2000, accumulated amortization of goodwill was $465,582 and $220,127, respectively.

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

Revenue Recognition

Interest income on finance receivables is recognized using the interest method. Revenue from the sale of used vehicles is recognized when the sales contract is signed and the customer has taken possession of the vehicle.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expense was $3,816,968, $2,029,620, and $1,389,568 for the fiscal years ended April 30,
2001, 2000, and 1999, respectively.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options, convertible preferred stock, and warrants, that if exercised or converted into common stock would then share in the earnings of the Company.

All references to share and per share information have been adjusted to give effect to the shares of common stock received by the Paaco stockholders in connection with the acquisition of Smart Choice on December 1, 1999. All earnings (loss) per share amounts have been restated to give effect to the one for twenty reverse stock split (See Note H).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company expects the adoption of SFAS 142 will increase annual pretax income by approximately $.2 million. The Company has adopted SFAS 142 effective May 1, 2001.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2001 presentation.

NOTE D - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                April 30,
                                          2001               2000
                                     ---------------   ---------------
Finance receivables                  $   216,818,123   $   199,628,984
Unearned finance charges                 (29,563,528)      (33,021,606)
Purchase discounts                          (607,176)       (1,461,897)
Allowance for credit losses              (36,991,295)      (32,290,918)
                                     ---------------   ---------------

Finance receivables, net             $   149,656,124   $   132,854,563
                                     ===============   ===============



The following table summarizes changes in the allowance for credit losses:


                                                           Years Ended April 30,
                                           -----------------------------------------------------
                                                2001               2000               1999
                                           ---------------    ---------------    ---------------
Balance at beginning of year               $    32,290,918    $     7,586,822    $     4,727,679
Acquisition of Smart Choice (Note A)                               23,558,787
Provision for credit losses                     43,494,930         21,369,553          9,926,127
Charge-offs, net of recoveries                 (38,794,553)       (20,224,244)        (7,066,984)
                                           ---------------    ---------------    ---------------
Balance at end of year                     $    36,991,295    $    32,290,918    $     7,586,822
                                           ===============    ===============    ===============



NOTE E - PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:


                                                                  April 30,
                                                          2001                2000
                                                     ---------------    ---------------
Furniture, fixtures and equipment                    $     5,053,556    $     3,381,703
Buildings and leasehold improvements                       7,200,842          6,856,986
Land                                                       2,587,877          2,512,879
Less accumulated depreciation and amortization            (2,655,374)        (1,264,870)
                                                     ---------------    ---------------
                                                     $    12,186,901    $    11,486,698
                                                     ===============    ===============


Depreciation and amortization of property and equipment amounted to $1,520,796, $546,369 and $391,880 for the fiscal years ended April 30, 2001, 2000 and 1999, respectively.

NOTE F - DEBT

Debt consists of the following:


                                                            April 30,
                                                ---------------------------------
                                                     2001              2000
                                                ---------------   ---------------
Revolving credit facilities with Finova:
    Paaco                                       $    59,047,810   $    52,833,680
    Smart Choice                                     88,394,134        77,533,325
                                                ---------------   ---------------
                                                    147,441,944       130,367,005
                                                ---------------   ---------------

Other borrowings:
    Mortgages                                         4,012,024         4,262,871
    Capital leases                                    1,448,669           657,396
    Note payable to Crown                             2,576,286         3,000,000
    Other notes payable                               1,948,412         2,853,046
                                                ---------------   ---------------
                                                      9,985,391        10,773,313
                                                ---------------   ---------------

                                                $   157,427,335   $   141,140,318
                                                ===============   ===============


Each of Paaco's and Smart Choice's revolving credit facilities require monthly payments of interest at the annual rates of prime plus 2.00% for Paaco and prime plus 2.25% for Smart Choice, and are collateralized by the Company's finance receivables and inventory. The amount available to be drawn under Paaco's and Smart Choice's revolving credit facilities is a function of eligible finance receivables and inventory, not to exceed the facility amount ($62 million for Paaco and $98 million for Smart Choice). At April 30, 2001 Smart Choice had drawn $6.2 million in excess of the amount of borrowings permitted based upon eligible collateral. This over-advance constitutes an event of default under the facility (see Note B). The facilities mature in November 2004 and contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources,
(iii) restrictions on certain operating activities, and (iv) restrictions on distributions to shareholders. Crown guarantees the repayment of these facilities up to a maximum combined amount of $5 million.

The mortgages payable consist of five notes, all collateralized by land and certain buildings, to three financial institutions and an individual. The two notes with one financial institution accrue interest at prime plus 2.25% per annum and mature in December 2015. The other two mortgage notes payable to financial institutions accrue interest at 8.34% and 8.50% per annum and mature in July 2001 and May 2003, respectively. The mortgage note payable to an individual accrues interest at 9.5% per annum and matures in May 2002. The note payable to Crown bears interest at 8.5% per annum, and matures in March 2002.

A summary of future minimum principal payments required under the above described debt as of April 30, 2001, assuming no acceleration of the maturity date of Smart Choice's and/or Paaco's credit facilities with Finova, is as follows:

Years Ending
  April 30,
     2002                                                  $     7,507,071
     2003                                                          688,299
     2004                                                          974,328
     2005                                                      147,682,377
     2006                                                           85,580
Thereafter                                                         489,680
                                                           ---------------
                                                           $   157,427,335
                                                           ===============

NOTE G - INCOME TAXES

Prior to December 1, 1999, Paaco was included in the consolidated federal income tax return of Crown. Federal income taxes were allocated to Paaco as if it filed its own return. Effective December 1, 1999, the Company became a separate taxpayer for federal income tax purposes. The provision (benefit) for income taxes is as follows:


                                                               Year ended April 30,
                                                 -----------------------------------------------
                                                     2001             2000             1999
                                                 -------------    -------------    -------------
Provision (benefit) for income taxes:
    Current                                      $  (1,126,843)   $     782,760
    Deferred                                         1,231,805        1,255,909    $    (775,022)
                                                 -------------    -------------    -------------
                                                 $     104,962    $   2,038,669    $    (775,022)
                                                 =============    =============    =============



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                      April 30,
                                                           ----------------------------------
                                                                2001               2000
                                                           ---------------    ---------------
Deferred tax assets:
      Allowance for credit losses                          $    12,836,646    $    11,504,803
      Net operating loss carryforwards                           4,432,061          4,767,896
      Other                                                      1,088,527          1,905,973
                                                           ---------------    ---------------
            Total deferred tax assets                           18,357,234         18,178,672
                                                           ---------------    ---------------

Deferred tax liabilities:
      Finance receivables                                        1,934,739          1,519,215
      Other                                                        817,401            460,858
                                                           ---------------    ---------------
            Total deferred tax liabilities                       2,752,140          1,980,073
                                                           ---------------    ---------------
                                                                15,605,094         16,198,599
            Less valuation allowance                                               (3,816,332)
                                                           ---------------    ---------------

                                                           $    15,605,094    $    12,382,267
                                                           ===============    ===============



In fiscal 2001, 2000 and 1999 the Company utilized approximately $4.2 million, $3.1 million and $2.1 million, respectively, of net operating loss carryforwards in determining its federal income tax provision. At April 30, 2001 Smart Choice had a net operating loss carryforward of approximately $12.8 million available to offset future Smart Choice taxable income. The net operating loss carryforward expires in 2014 and its utilization is subject to certain limitations. In fiscal 2001 the Company determined that it was more likely than not that all of Smart Choice's net operating loss carryforwards were realizable. As a result, during fiscal 2001 the valuation allowance was reversed and goodwill was reduced by approximately $3.8 million.

A reconciliation of income tax expense (benefit) using the statutory federal income tax rate of 34% to actual income tax expense is as follows:


                                                                             Years Ended April 30,
                                                             ----------------------------------------------------
                                                                 2001               2000                1999
                                                             -------------      --------------      -------------
     Tax provision (benefit) at statutory rate               $    (169,478)     $    1,750,826      $    (743,559)
     State income taxes, net of federal benefit                    362,068             154,484            (65,608)
     Other                                                         (87,628)            133,359             34,145
                                                             -------------      --------------      -------------
     Income tax expense (benefit)                            $     104,962      $    2,038,669      $    (775,022)
                                                             =============      ==============      =============




NOTE H - STOCKHOLDERS' EQUITY

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

Effective January 9, 2001 Crown and minority holders of Smart Choice Series E Convertible Preferred Stock converted their shares of Smart Choice Series E Convertible Preferred Stock into 7,347,758 shares of common stock. This conversion represented all outstanding shares of Smart Choice Series E Convertible Preferred Stock.

Contingent Redemption Value of Put Options

In the acquisition of Smart Choice, the Company assumed an obligation pertaining to put options of approximately 19,000 shares of its common stock. The put options, which expire in 2007, require the Company to purchase 5,562 of the aforementioned shares at $80.00 per share and 13,438 shares at the average closing price of the stock for the preceding 20 days (the "Purchase Price"). The redemption value of the options, which represents the Purchase Price of the options multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet as "Contingent redemption value of put options."

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

NOTE I - EARNINGS PER SHARE

Basic and diluted earnings (loss) per share were computed as follows:


                                                                           Years Ended April 30,
                                                           ----------------------------------------------------
                                                                2001                2000              1999
                                                           ---------------    ---------------   ---------------
Net income (loss)                                          $      (603,428)   $     3,110,800   $    (1,411,921)
                                                           ===============    ===============   ===============

Weighted average shares outstanding - basic                      9,791,394          1,023,476             7,163
    Dilutive options and warrants                                                      14,526
    Convertible preferred stock                                                     7,347,750
                                                           ---------------    ---------------   ---------------

Weighted average shares outstanding - diluted                    9,791,394          8,385,752             7,163
                                                           ===============    ===============   ===============

Income (loss) per share
    Basic                                                  $          (.06)   $          3.04   $       (197.11)
    Diluted                                                $          (.06)   $          0.37   $       (197.11)

Antidilutive options and warrants
    not included                                                   426,021            139,000



NOTE J - STOCK WARRANTS AND OPTIONS

Stock Warrants

At April 30, 2001, the Company had outstanding warrants to purchase 35,571 shares of its common stock. These warrants expire in July 2001 through June 2003 and had a weighted average exercise price of $202 per share. At April 30, 2001 all of the warrants were exercisable.

Stock Options

The following table summarizes information about stock option activity under the Company's qualified stock option plans, and has been restated to give effect to the reverse stock split (see Note H). Prior to December 1, 1999, the Company had no stock options outstanding.


                                                                                               Weighted
                                          Number            Exercise         Proceeds          Average
                                            of                Price            on           Exercise Price
                                          Shares            per Share        Exercise          per Share
                                      --------------    --------------    --------------    --------------
Outstanding at May 1, 1999                        --                --                --              --
     Acquired from acquisition                94,768    $13.12 to $350.00 $   16,982,426        $ 179.20
                                      --------------                      --------------

Outstanding at April 30, 2000                 94,768                          16,982,426
    Granted                                  500,000    $            2.00      1,000,000        $   2.00
    Canceled                                (204,318)   $           54.59    (11,153,800)       $  54.59
                                      --------------                      --------------
Outstanding at April 30, 2001                390,450    $2.00 to  $350.00 $    6,828,626        $  17.49
                                      ==============                      ==============

A summary of stock options outstanding as of April 30, 2001 is as follows:


                                                            Weighted Average
                      Range of                                  Remaining            Weighted
                      Exercise               Number         Contractual Life          Average
                       Prices               of Shares          (in years)         Exercise Price
                -------------------       --------------    -----------------     ----------------
                $  2.00 to $  13.12              366,300           8.64            $          2.46
                $ 67.60 to $ 350.00               24,150           6.80            $        245.43
                                          --------------
                                                 390,450           6.87            $         17.49
                                          ==============


All of the above options were exercisable at April 30, 2001 with the exception of options to purchase 262,500 shares at $2.00 per share. Such shares become exercisable in 2001 through 2003.



NOTE K - BENEFIT PLAN

The Company has a 401(k) benefit plan for all of its employees meeting certain eligibility requirements. The plan provides for voluntary employee contributions and the Company matches 25% of employee contributions to a maximum of 15% of each employee's salary. For the year ended April 30, 2001, the Company contributed $118,568 to the plan. No Company contributions were made in prior periods.



NOTE L - FINANCIAL INSTRUMENTS

The table below summarizes information about the fair value of the Company's financial instruments:

                                                            April 30, 2001                    April 30, 2000
                                                 ---------------------------------   ---------------------------------
                                                    Carrying            Fair            Carrying             Fair
                                                      Value             Value             Value              Value
                                                 ---------------   ---------------   ---------------   ---------------
Financial assets:
    Cash and cash equivalents                    $       436,262   $       436,262   $     1,882,716   $     1,882,716
    Finance receivables, net                         149,656,124       134,690,512       132,854,563       126,211,835

Financial liabilities:
    Revolving credit facilities                  $   147,441,944   $   147,441,944   $   130,367,005   $   130,367,005
    Other borrowings                                   9,985,391         9,985,391        10,773,313        10,773,313


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

The following methods and assumptions were used to estimate the fair value for each class of financial instrument for which it is practical to estimate fair value:

              Financial Instrument                   Valuation Methodology
              --------------------                   ---------------------
              Cash and cash equivalents              The carrying amount is considered to be a
                                                     reasonable estimate of fair value.

              Finance receivables, net               The fair value was estimated based
                                                     on management's knowledge of the sale
                                                     of other finance receivable portfolios
                                                     within the sub-prime auto industry.

              Revolving credit facilities            The fair value approximates carrying
                                                     value due to the variable interest rates
                                                     charged on the borrowings.

              Other borrowings                       The carrying amounts of the Company's
                                                     other borrowings approximate fair value as
                                                     the interest rates on such debt approximates market.



NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases premises and equipment under operating leases with various expiration dates. Future minimum lease obligations as of April 30, 2001 are as follows:

           For the Years
          Ending April 30,
       -----------------------
                2002                           $    4,088,328
                2003                                3,024,743
                2004                                2,272,907
                2005                                1,952,791
                2006                                  758,947
             Thereafter                               257,801
                                               ---------------
                                               $    12,355,517
                                               ===============


Rent expense for all operating leases was $4,631,138, $2,435,050 and $1,382,707 for the years ended April 30, 2001, 2000 and 1999, respectively.

Litigation

In March 1999, prior to the acquisition of Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001

Smart Choice and the plaintiffs' representatives executed an agreement whereby Smart Choice will pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount has been funded by Smart Choice's insurance carrier. The agreement is subject to final approval of the court.

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



NOTE N - RELATED PARTY TRANSACTIONS

Paaco sends the majority of its vehicle trade-ins to an auction company, which is 50% owned by an officer of Paaco and certain family members, under terms management believes are equal to or more favorable than could be obtained from an unrelated party.

Interest paid to Crown was approximately $237,000, $317,000 and $120,000, for the years ended April 30, 2001, 2000 and 1999, respectively.



NOTE O - SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow disclosures are as follows:


                                                               Years Ended April 30,
                                                     2001               2000            1999
                                                ---------------   ---------------   ---------------
Inventories acquired upon repossession          $    24,080,961   $    17,309,979   $    12,026,450
Interest paid                                        17,474,783         8,175,829         4,693,598
Income taxes paid                                     1,253,338                             102,000
Debt issued to acquire equipment                      1,361,026


In connection with the Company's acquisition of Smart Choice in fiscal 2000, liabilities assumed were approximately:

       Fair value of assets acquired                                        $   97,230,000
       Common stock issued                                                      (6,287,000)
                                                                            ---------------
       Liabilities assumed                                                  $    90,943,000
                                                                            ===============

NOTE P - BUSINESS SEGMENTS

Operating results and other financial data are presented for the two business segments (Paaco and Smart Choice) of the Company for the years ended April 30, 2001 and 2000. These segments are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. Each of Paaco and Smart Choice sell and finance used vehicles. Paaco operates in major metropolitan areas in the State of Texas and Smart Choice operates in the central region of Florida. Prior to the acquisition of Smart Choice during fiscal 2000, the Company operated in one business segment. The Company's business segment data is as follows (in thousands):


                                           Year Ended April 30, 2001                    Year Ended April 30, 2000
                                 -------------------------------------------    ------------------------------------------
                                                   Smart                                          Smart
                                     Paaco         Choice          Consol          Paaco          Choice         Consol
                                 ------------   ------------    ------------    ------------   ------------   ------------
Revenues:
     Sales and other             $    106,654   $     77,206    $    183,860    $     82,674   $     26,657   $    109,331
     Interest income                   16,331         21,717          38,048          12,034          9,199         21,233
                                 ------------   ------------    ------------    ------------   ------------   ------------
       Total                          122,985         98,923         221,908          94,708         35,856        130,564
                                 ------------   ------------    ------------    ------------   ------------   ------------

Costs and expenses:
     Cost of vehicle sales             68,700         45,940         114,640          52,259         15,335         67,594
     Selling, gen. and admin           24,887         20,119          45,006          18,962          7,255         26,217
     Prov. for credit losses           14,342         29,153          43,495          13,113          8,257         21,370
     Interest expense                   7,246         10,253          17,499           5,725          3,743          9,468
     Depreciation and amort               717          1,049           1,766             331            435            766
                                 ------------   ------------    ------------    ------------   ------------   ------------
         Total                        115,892        106,514         222,406          90,390         35,025        125,415
                                 ------------   ------------    ------------    ------------   ------------   ------------

Income (loss) before taxes       $      7,093   $     (7,591)   $       (498)   $      4,318   $        831   $      5,149
                                 ============   ============    ============    ============   ============   ============

Capital expenditures             $      2,219   $        975    $      3,194    $      1,651   $        970   $      2,621
                                 ============   ============    ============    ============   ============   ============

Total assets                     $     89,841   $    100,059    $    189,900    $     78,719   $    100,246   $    178,965
                                 ============   ============    ============    ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 1, 1999 the appointment of BDO Siedman, LLP ("BDO") as independent public accountants for the Company was terminated. On January 28, 2000 the Company engaged Grant Thornton LLP as its new independent accountants.

BDO's report on the financial statements of the Company for 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding the dismissal of BDO, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

No event listed in Paragraphs (A) through (D) of Item 304 a(1)(v) of Regulation S-K occurred within the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of BDO.

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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contemplated by this Item is incorporated by reference from the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1).  FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT

The following financial statements and accountant's report are included in Item 8 of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of April 30, 2001 and 2000

         Consolidated Statements of Operations for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the fiscal years ended April 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

(a)(2).  FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3).  EXHIBITS



EXHIBIT
NO.              EXHIBIT DESCRIPTION                       INCORPORATED BY REFERENCE TO:
-------          -------------------                       -----------------------------
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


3.1.1            Articles of Amendment to Articles of      Exhibit 3.2 to Form 10-Q filed on May 20, 1997.
                 Incorporation of the Company

3.1.2            Second Articles of Amendment to           Exhibit 3.1 to Form 8-K filed on October 9, 1997.
                 Articles of Incorporation

3.1.3            Third Articles of Amendment to            Exhibit 3.1 to Form 10-Q filed on May 15, 1998.
                 Articles of Incorporation

3.1.4            Fourth Articles of Amendment to           Exhibit 3.2.4 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

3.1.5            Fifth Articles of Amendment to            Exhibit 3.2.5 to Form S-1 filed on July 17, 1998.
                 Articles of Incorporation

3.1.6            Sixth Articles of Amendment to            Exhibit 3.2.6 to Form 10-K filed on August 11, 2000.
                 Articles of Incorporation

3.1.7            Certificate of Amendment of Articles      Exhibit 3.2.7 to Form 10-K filed on August 11, 2000.
                 of Incorporation effecting 1-for-20
                 reverse split of common stock

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

4.1              Specimen Common Stock Certificate         Exhibit 4.1 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.2              Specimen of Warrant Certificate           Exhibit 4.2 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

10.1             Loan Agreement between the Company and    Exhibit 10.19 to Post-Effective Amendment No. 2 to
                 Barnett Bank, N.A. dated September 30,    Form SB-2 Registration Statement, filed on November
                 1996                                      14, 1996, File No. 33-96520-A.

10.2             Mortgage and Security Agreement           Exhibit 10.20 to Post-Effective Amendment No. 2 to
                 between the Company and Barnett Bank,     Form SB-2 Registration Statement, filed on November
                 N.A. dated September 30, 1996.            14, 1996, File No. 33-96520-A.

10.3             Promissory Note in the amount of          Exhibit 10.21 to Post-Effective Amendment No. 2 to
                 $2,400,000 from the Company in favor      Form SB-2 Registration Statement, filed on November
                 of Barnett Bank, N.A. dated September     14, 1996, File No. 33-96520-A.
                 30, 1996.

10.4             Assignment of Loan Documents dated        Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 November 4, 1997 between Barnett Bank,
                 N.A. and The Huntington National Bank
                 ("Huntington")

10.5             Modification of Mortgage Deed and         Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 Security Agreement dated November 3,
                 1997 between the Company and Huntington

10.6             Modification of Mortgage and Mortgage     Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Note and Extension Agreement dated
                 December 30, 1997 between the Company
                 and Huntington

10.7             Modification of Mortgage Note and         Exhibit 10.13.1 to From S-1 filed on August 21,
                 Extension Agreement dated July 24,        1998, file no. 333-59375.
                 1998 between the Company and
                 Huntington.

10.8            Second Amended and Restated Loan and      Exhibit 10.19 to Form 10-K filed on April 15, 1999
                Security Agreement dated November 9,
                1998 between FFG, Liberty Finance
                Company, Smart Choice Receivable
                Holdings Company and First Choice Auto
                Finance, Inc., SC Holdings, Inc. , the
                Company and Finova Capital Corporation.

10.9            Guaranty to Finova from the Company       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
                dated January 13, 1997.

10.10           Guaranty to Finova from the SC            Exhibit 10.19.2 to Form 10-K filed on April 15, 1999
                Holdings, Inc.

10.11           Guaranty to Finova from the Company.      Exhibit 10.19.3 to Form 10-K filed on April 15, 1999

10.12           Eighth Amended and Restated Promissory    Exhibit 10.20 to Form S-1 filed on August 21, 1998,
                Note dated March 27, 1998, between FFG,   File No. 333-59375
                maker, and Finova.

10.13           Ninth Amended and Restated Promissory     Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                Note dated March 27, 1998, between FFG,
                maker and Finova.

10.14           Fourth Amended and Restated Schedule to   Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                Amended and Restated Loan and Security    File No. 333-59375.
                Agreement, FFG, borrower, Finova,
                lender, dated March 27, 1998.

10.15           Fifth Amended and Restated Schedule to    Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                Amended and Restated Loan and Security
                Agreement, FFG, borrower, Finova,
                lender.

10.16           Inter-creditor Agreement between          Exhibit 10.21.3 to Form 10-K filed on April 15, 1999
                Manheim Automotive Financial Services,
                Inc. and Finova Capital Corporation.

10.17           Non Qualified Stock Option Agreement      Exhibit 10.37 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the Smart       File No. 333-59375
                Choice Holdings Management Trusts (the
                "Management Trusts"), Eckler
                Industries, Inc., and Robert J.
                Abrahams.

10.18           Non Qualified Stock Option Agreement      Exhibit 10.38 to Form S-1 filed on August 21, 1998,
                dated March 5, 1997 among the             File No. 333-59375
                Management Trusts, Eckler Industries,
                Inc., and Robert J. Abrahams.

10.19           Stock Option Agreement dated March 24,    Exhibit 10.40 to Form S-1 filed on August 21, 1998,
                1997 between the Company and Ronald       File No. 333-59375
                Anderson.

10.20           Non-Qualified Stock Option Agreement      Exhibit 10.46.4 to Form S-1 filed on August 21,
                dated  January 29, 1997 between the       1998, File No. 333-59375
                Company and Ron Anderson.

10.21           Promissory Note dated February 24,        Exhibit 10.9 to Form 8-K filed on March 5, 1998.
                1998, FCAF, maker, Manheim Automotive
                Financial Services, Inc., payee.

10.22           Guaranty dated March 21, 1997 from the    Exhibit 10.10 to Form 8-K filed on March 5, 1998.
                Company in favor of Manheim Automotive
                Financial Services, Inc.

10.23           Manheim Automotive Financial Services,    Exhibit 10.82 to Form S-1 filed on August 21, 1998,
                Inc. Security Agreement dated March 21,   File No. 333-59375
                1997 between FCAF and Manheim
                Automotive Financial Services, Inc.

10.24           Lease between the Company, Lessor and     Exhibit 10.92 to Form 8 filed a September 8, 1999
                Ecklers Industries LLC, Lessee, dated
                August 26, 1999

10.25           Agreement for the sale of the business    Exhibit 10.93 to Form 10-Q filed on November 22, 1999
                and net assets of First Choice Stuart
                1, Inc. and First Choice Stuart 2, Inc.
                to L& J Automotive Investments, Inc.
                and Oceanside Motorcars, Inc.

10.26           Stock Purchase Agreement dated December   Exhibit 10.94 to Form 8-K filed on December 8, 1999
                1, 1999 by and between Crown Group,
                Inc. and Smart Choice Automotive Group,
                Inc.

11.1            Statement re Computation of Earnings      *
                Per Share.

16.19           Letter from BDO Seidman LLP dated         Exhibit 16.1 to form 8-K filed on December 8, 1999
                December 1, 1999



* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

(b) REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2001.


                                      SMART CHOICE AUTOMOTIVE GROUP, INC.


                                      By: /s/ James Edward Ernst
                                         --------------------------------------
                                         James Edward Ernst
                                         President and Chief Executive Officer

                                      By: /s/ Larry Kiem
                                         --------------------------------------
                                         Larry Kiem
                                         (principal financial and
                                         accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                         Title                                       Date
         ----------                         -----                                       ----
/s/ Edward R. McMurphy                      Chairman of the Board                       August 13, 2001
----------------------------
Edward R. McMurphy

/s/ James Edward Ernst                      President, Chief Executive                  August 13, 2001
----------------------------                Officer and Director
James Edward Ernst

/s/ Tilman J. Falgout, III                  Assistant Secretary and Director            August 13, 2001
----------------------------
Tilman J. Falgout

/s/ Larry Lange                             Vice President and Director                 August 13, 2001
----------------------------
Larry Lange

/s/ Robert J. Abrahams                      Director                                    August 13, 2001
----------------------------
Robert J. Abrahams