Form 10-Q
period 2001-07-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2001-09-13
CIK 949091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


       For the fiscal quarter ended:                                                               Commission file number:
               JULY 31, 2001                                                                               1-14082


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


                           FLORIDA                                                                     59-1469577
(State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer Identification No.)


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                                                     Outstanding at
            Title of Each Class                                                                    September 12, 2001
            -------------------                                                                    ------------------
    Common stock, par value $.01 per share                                                              9,762,270

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                SMART CHOICE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS



                                                                          July 31, 2001
                                                                           (unaudited)          April 30, 2001
                                                                         ---------------        ---------------
Assets:
    Cash and cash equivalents                                            $       850,639        $       436,262
    Other receivables                                                          1,538,885              1,344,238
    Finance receivables, net                                                 143,652,925            149,656,124
    Inventory                                                                  9,064,511              7,980,291
    Prepaid and other assets                                                     710,059                607,567
    Deferred tax assets, net                                                  16,510,211             15,605,094
    Property and equipment, net                                               12,012,342             12,186,901
    Goodwill, net                                                              2,084,017              2,084,017
                                                                         ---------------        ---------------

                                                                         $   186,423,589        $   189,900,494
                                                                         ===============        ===============



Liabilities and stockholders' equity:
    Accounts payable and accrued liabilities                             $     8,977,224        $    10,425,072
    Income taxes payable                                                       1,139,810              1,139,810
    Revolving credit facilities                                              147,441,944            147,441,944
    Other borrowings                                                           9,690,208              9,985,391
    Deferred sales tax                                                         4,956,653              4,963,154
                                                                         ---------------        ---------------
        Total liabilities                                                    172,205,839            173,955,371
                                                                         ---------------        ---------------

    Contingent redemption value of put options                                   453,371                453,371

    Commitments and contingencies


    Stockholders' equity:
       Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
           authorized; 9,762,270 issued and outstanding                           97,623                 97,623
       Additional paid-in capital                                             13,832,832             13,832,832
       Retained earnings (accumulated deficit)                                  (166,076)             1,561,297
                                                                         ---------------        ---------------
           Total stockholders' equity                                         13,764,379             15,491,752
                                                                         ---------------        ---------------

                                                                         $   186,423,589        $   189,900,494
                                                                         ===============        ===============










The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)


                                                               Three Months Ended
                                                                    July 31,
                                                          2001                   2000
                                                     ---------------        ---------------


Revenues:
    Sales                                            $    36,591,713        $    43,789,552
    Interest income                                        9,647,648              9,373,066
    Other                                                    281,373                231,031
                                                     ---------------        ---------------
                                                          46,520,734             53,393,649
                                                     ---------------        ---------------

Costs and expenses:
    Cost of sales                                         23,179,400             26,188,340
    Selling, general and administrative                   10,778,601              9,804,284
    Provision for credit losses                           11,052,665             10,592,204
    Interest expense                                       3,699,925              4,198,096
    Depreciation and amortization                            415,133                378,667
                                                     ---------------        ---------------
                                                          49,125,724             51,161,591
                                                     ---------------        ---------------

        Income (loss) before taxes                        (2,604,990)             2,232,058

Provision (benefit) for income taxes                        (877,617)               829,284
                                                     ---------------        ---------------

        Net income (loss)                            $    (1,727,373)       $     1,402,774
                                                     ===============        ===============



Earnings (loss) per share:
        Basic                                        $          (.18)       $           .14
        Diluted                                      $          (.18)       $           .14


Weighted average number of shares outstanding:
        Basic                                              9,762,270              9,792,149
        Diluted                                            9,762,270              9,792,149








The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)


                                                                                        Three Months Ended
                                                                                             July 31,
                                                                                   2001                  2000
                                                                              ---------------        ---------------


Operating activities:
  Net income (loss)                                                           $    (1,727,373)       $     1,402,774
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                   415,133                378,667
      Accretion of purchase discount                                                 (140,924)              (282,906)
      Deferred income taxes                                                          (905,117)
      Provision for credit losses                                                  11,052,665             10,592,204
      Loss on sale of assets                                                            8,959
      Changes in operating assets and liabilities:
           Inventory acquired in repossession                                       5,577,021              6,410,548
           Finance receivable originations                                        (34,133,213)           (43,789,510)
           Finance receivable collections                                          23,647,650             23,098,200
           Other receivables                                                         (194,646)               139,839
           Inventory                                                               (1,084,220)            (3,009,668)
           Prepaids and other assets                                                 (102,492)              (398,944)
           Accounts payable, accrued liabilities and deferred sales tax            (1,454,350)            (1,846,021)
                                                                              ---------------        ---------------
                  Net cash provided by (used in) operating activities                 959,093             (7,304,817)
                                                                              ---------------        ---------------

Investing activities:
  Purchase of property and equipment                                                 (269,533)              (854,149)
  Sale of assets                                                                       20,000
                                                                              ---------------        ---------------
                  Net cash used in investing activities                              (249,533)              (854,149)
                                                                              ---------------        ---------------

Financing activities:
  Proceeds from revolving credit facilities, net                                                           8,173,752
  Repayments of other borrowings                                                     (295,183)              (717,357)
                                                                              ---------------        ---------------
                  Net cash provided by (used in) financing activities                (295,183)             7,456,395
                                                                              ---------------        ---------------

Increase (decrease) in cash and cash equivalents                                      414,377               (702,571)
Cash and cash equivalents at:            Beginning of period                          436,262              1,882,716
                                                                              ---------------        ---------------

                                         End of period                        $       850,639        $     1,180,145
                                                                              ===============        ===============








The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)


A - DESCRIPTION OF BUSINESS

         Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. References to Smart Choice typically include Smart Choice Automotive Group, Inc. and its Florida based automotive and finance subsidiaries. Smart Choice also owns 100% of the outstanding common stock Paaco Automotive Group, Inc. ("Paaco"). As of July 31, 2001 Smart Choice operated 10 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).


B - DEFAULT ON FINOVA CREDIT FACILITY AND LIQUIDITY MATTERS

         Each of Smart Choice and Paaco have revolving credit facilities with Finova Capital Corporation ("Finova"). Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of the Finova revolving credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility, and Paaco may not be entitled to receive additional advances under its credit facility.

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

         (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

         (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

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


C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has adopted SFAS 142 effective May 1, 2001. Presented below is a reconciliation of reported net income (loss) and per share amounts to adjusted net income (loss) and per share amounts for the three months ended July 31, 2001 and 2000 to adjust for the amortization of intangible assets for periods prior to the adoption of SFAS 142 on May 1, 2001 (in thousands, except per share amounts). The reconciliation presents the Company's results of operations for periods prior to the adoption of SFAS 142 on a basis comparable with periods since the adoption of SFAS 142.


                                                                             Basic                            Diluted
                                    Net Income (Loss)              Earnings (Loss) Per Share         Earnings (Loss) Per Share
                             ------------------------------     ------------------------------     ------------------------------
                                   Three Months Ended                 Three Months Ended                 Three Months Ended
                                        July 31,                          July 31,                           July 31,
                                 2001              2000             2001              2000             2001              2000
                             ------------      ------------     ------------      ------------     ------------      ------------

As reported                  $     (1,727)     $      1,403     $       (.18)     $        .14     $       (.18)     $        .14
Add back goodwill amort.               --                61               --               .01               --               .01
                             ------------      ------------     ------------      ------------     ------------      ------------

    As adjusted              $     (1,727)     $      1,464     $       (.18)     $        .15     $       (.18)     $        .15
                             ============      ============     ============      ============     ============      ============


Reclassifications

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.



D - FINANCE RECEIVABLES

   The components of finance receivables as of July 31, 2001 and April 30, 2001 are as follows:


                                    July 31,            April 30,
                                     2001                 2001
                                ---------------      ---------------


Finance receivables             $   203,904,198      $   216,818,123
Unearned finance charges            (24,432,856)         (29,563,528)
Allowance for credit losses         (35,381,216)         (36,991,295)
Purchase discounts                     (437,201)            (607,176)
                                ---------------      ---------------

                                $   143,652,925      $   149,656,124
                                ===============      ===============


   Changes in the finance receivables allowance for credit losses for the three months ended July 31, 2001 and 2000 are as follows:


                                            Three Months Ended
                                                 July 31,
                                         2001                  2000
                                    ---------------      ---------------

Balance at beginning of period      $    36,991,295      $    32,290,918
Provision for credit losses              11,052,665           10,592,204
Net charge-offs                         (12,662,744)          (8,256,396)
                                    ---------------      ---------------

   Balance at end of period         $    35,381,216      $    34,626,726
                                    ===============      ===============

E - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of July 31, 2001 and April 30, 2001 is as follows:


                                                       July 31,            April 30,
                                                        2001                 2001
                                                   ---------------      ---------------


Land and buildings                                 $     6,811,701      $     6,811,701
Furniture, fixtures and equipment                        5,148,464            5,053,556
Leasehold improvements                                   3,092,930            2,977,018
Less accumulated depreciation and amortization          (3,040,753)          (2,655,374)
                                                   ---------------      ---------------

                                                   $    12,012,342      $    12,186,901
                                                   ===============      ===============


         For the three months ended July 31, 2001 and 2000 depreciation and amortization of property and equipment amounted to $415,133 and $317,304, respectively.



F - DEBT

   A summary of debt as of July 31, 2001 and April 30, 2001 is as follows:


                                                   Revolving Credit Facilities
  -------------------------------------------------------------------------------------------------------------------------------
                                          Facility         Interest                                      Balance at
     Borrower            Lender            Amount            Rate           Maturity         July 31, 2001        April 30, 2001
  ---------------    ---------------    -------------    -------------     ------------    -----------------     ----------------
  Smart Choice       Finova             $  98 million    Prime + 2.25%       Nov 2004      $      88,394,134     $     88,394,134
  Paaco              Finova             $  62 million    Prime + 2.00%       Nov 2004             59,047,810           59,047,810
                                                                                           -----------------     ----------------
                                                                                           $     147,441,944     $    147,441,944
                                                                                           =================     ================



                                                        Other Borrowings
  -------------------------------------------------------------------------------------------------------------------------------
                                          Facility         Interest                                      Balance at
     Borrower            Lender            Amount            Rate           Maturity         July 31, 2001        April 30, 2001
  ---------------    ---------------    -------------    -------------     ------------    -----------------     ----------------
   Smart Choice      Huntington              N/A         Prime +  .75%       Oct  2001     $       1,903,563     $      1,932,373
   Smart Choice      High Capital et al      N/A         10.0%               Nov  2001               725,000              725,000
   Smart Choice      Individuals             N/A         Various              Various                533,160              565,948
   Smart Choice      Leasing companies       N/A         Various              Various                349,075              410,106
   Paaco             Crown Group             N/A         8.50%               Mar  2002             2,576,286            2,576,286
   Paaco             Individual              N/A         9.50%               May  2002               700,000              700,000
   Paaco             Washington Mutual       N/A         8.50%               May  2003               772,512              792,815
   Paaco             Heller Financial        N/A         Prime + 2.25%       Dec  2015               582,247              586,836
   Various           Various                 N/A         Various              Various              1,548,365            1,696,027
                                                                                           -----------------     ----------------
                                                                                           $       9,690,208     $      9,985,391
                                                                                           =================     ================


         At July 31, 2001 Smart Choice was in violation and, as a result of Smart Choice's violation, Paaco may be in violation, of certain terms of their revolving credit facilities with Finova (see Note B).

         The Company's revolving credit facilities are primarily collateralized by finance receivables and inventory. Other borrowings are primarily collateralized by equipment and real estate. Interest is payable monthly or quarterly on all of the Company's debt. The loan agreements relating to certain of the above described debt contain various reporting and performance covenants including (i) maintenance of certain financial ratios and tests, (ii) limitations on borrowings from other sources, (iii) restrictions on certain operating activities, and (iv) restrictions on the payment of dividends. Typically, the amount available to be drawn under each of the Company's revolving credit facilities is a function of the underlying collateral assets (finance receivables and inventory) multiplied by a specified advance rate. However, as a result of Smart Choice's event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility, and Paaco may not be entitled to receive additional advances under its credit facility.

G - EARNINGS PER SHARE

         A summary reconciliation of basic earnings per share to diluted earnings per share for the three months ended July 31, 2001 and 2000 is as follows:


                                                   Three Months Ended
                                                        July 31,
                                               2001                  2000
                                          ---------------      ---------------


Net income (loss)                         $    (1,727,373)     $     1,402,774
                                          ===============      ===============

Average shares outstanding-basic                9,762,270            9,792,149
Dilutive options                                       --                   --
                                          ---------------      ---------------

Average shares outstanding-diluted              9,762,270            9,792,149
                                          ===============      ===============

Earnings (loss) per share:
      Basic                               $          (.18)     $           .14
      Diluted                             $          (.18)     $           .14

Antidilutive securities not included:
      Options and warrants                        426,021              225,052
                                          ===============      ===============



H - COMMITMENTS AND CONTINGENCIES

Smart Choice Class Action Lawsuit

         In March 1999, prior to Crown's ownership interest in Smart Choice, certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001 Smart Choice and the plaintiffs' representatives executed an agreement whereby Smart Choice will pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount has been funded by Smart Choice's insurance carrier. The agreement is subject to final approval of the court.

Other Litigation

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



I - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the three months ended July 31, 2001 and 2000 are as follows:

                                                Three Months Ended
                                                     July 31,
                                             2001                2000
                                        ---------------     ---------------

Interest paid                           $     3,787,779     $     4,029,732
Income taxes paid                                27,500           2,070,000

J - BUSINESS SEGMENTS

         Operating results and other financial data are presented for the two business segments (Smart Choice and Paaco) of the Company for the three months ended July 31, 2001 and 2000. These segments are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. Each of Smart Choice and Paaco sell and finance used vehicles. Smart Choice operates in the central region of Florida and Paaco operates in major metropolitan areas in Texas (principally in the cities of Dallas and Houston). The Company's business segment data is as follows (in thousands):


                                      Three Months Ended July 31, 2001                 Three Months Ended July 31, 2000
                                --------------------------------------------      -------------------------------------------
                                                  Smart                                             Smart
                                   Paaco          Choice           Consol            Paaco          Choice          Consol
                                -----------     -----------      -----------      -----------     -----------     -----------
Revenues:
   Sales and other              $    25,367     $    11,506      $    36,873      $    25,096     $    18,924     $    44,020
   Interest income                    4,748           4,899            9,647            3,827           5,546           9,373
                                -----------     -----------      -----------      -----------     -----------     -----------
          Total                      30,115          16,405           46,520           28,923          24,470          53,393
                                -----------     -----------      -----------      -----------     -----------     -----------

Costs and expenses:
   Cost of sales                     16,272           6,908           23,180           15,437          10,751          26,188
   Selling, gen. and admin.           6,728           4,050           10,778            5,275           4,529           9,804
   Prov. for credit losses            3,820           7,232           11,052            4,748           5,844          10,592
   Interest expense                   1,502           2,198            3,700            1,735           2,463           4,198
   Depreciation and amort.              202             213              415              126             253             379
                                -----------     -----------      -----------      -----------     -----------     -----------
          Total                      28,524          20,601           49,125           27,321          23,840          51,161
                                -----------     -----------      -----------      -----------     -----------     -----------

Income (loss) before taxes      $     1,591     $    (4,196)     $    (2,605)     $     1,602     $       630     $     2,232
                                ===========     ===========      ===========      ===========     ===========     ===========

Capital expenditures            $       109     $       161      $       270      $       525     $       329     $       854
                                ===========     ===========      ===========      ===========     ===========     ===========

Total assets                    $    91,081     $    95,343      $   186,424      $    84,622     $   101,357     $   185,979
                                ===========     ===========      ===========      ===========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.



FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the development of the Company's business, continued availability of lines of credit for the Company's business, changes in interest rates, competition, dependence on existing management, economic conditions (particularly in the states of Florida and Texas), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.



RESULTS OF OPERATIONS

         Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. References to Smart Choice typically include Smart Choice Automotive Group, Inc. and its Florida based automotive and finance subsidiaries. Smart Choice also owns 100% of the outstanding common stock Paaco Automotive Group, Inc. ("Paaco"). As of July 31, 2001 Smart Choice operated 10 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston). Operating results and other financial data are presented for the two business segments of the Company (Smart Choice and Paaco) for the three months ended July 31, 2001 and 2000. These segments are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. The Company's business segment data is as follows:


                                  CONSOLIDATED
                                 (In Thousands)


                                 Revenues                      Pretax Income (Loss)
                       -----------------------------     ------------------------------
                        Three Months Ended July 31,       Three Months Ended July 31,
                           2001             2000             2001             2000
                       ------------     ------------     ------------      ------------

Smart Choice           $     16,405     $     24,470     $     (4,196)     $        630
Paaco                        30,115           28,923            1,591             1,602
                       ------------     ------------     ------------      ------------

      Consolidated     $     46,520     $     53,393     $     (2,605)     $      2,232
                       ============     ============     ============      ============

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

         Revenues decreased $6.9 million, or 12.9%, for the three months ended July 31, 2001 compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a decrease in revenues at Smart Choice ($8.1 million) resulting from a 25% decrease in the number of vehicles sold and a 20% decrease in the average retail sales price per unit, partially offset by (ii) higher revenues at Paaco ($1.2 million) resulting from higher interest income. The Company reported a pretax loss of $2.6 million for the three months ended July 31, 2001 as compared to $2.2 million pretax income for the same period in the prior fiscal year. The $4.8 million decrease is the result of (i) Smart Choice's provision for credit losses increasing to $7.2 million in the current fiscal period from $5.8 million in the same period in the prior fiscal year ($1.4 million), (ii) cost of sales increasing to 60.0% of sales and other in the current fiscal period from 56.8% in the same period in the prior fiscal year ($.4 million), and (iii) a 33% decrease in revenues without a corresponding decrease in costs and expenses.

                                      PAACO
                             (Dollars in Thousands)


                                                                 % Change           As a % of Sales and Other
                                                               ------------       ------------------------------
                                  Three Months Ended               2001                Three Months Ended
                                       July 31,                     vs                      July 31,
                                 2001             2000             2000               2001              2000
                             ------------     ------------     ------------       ------------      ------------
Revenues:
  Sales and other            $     25,367     $     25,096              1.1%             100.0%            100.0%
  Interest income                   4,748            3,827             24.1               18.7              15.2
                             ------------     ------------     ------------       ------------      ------------
      Total                        30,115           28,923              4.1              118.7             115.2
                             ------------     ------------     ------------       ------------      ------------

Costs and expenses:
  Cost of sales                    16,272           15,437              5.4               64.1              61.5
  Selling, gen and admin            6,728            5,275             27.5               26.5              21.0
  Prov for credit losses            3,820            4,748            (19.5)              15.1              18.9
  Interest expense                  1,502            1,735            (13.4)               5.9               6.9
  Depreciation and amort              202              126             60.3                 .8                .5
                             ------------     ------------     ------------       ------------      ------------
      Total                        28,524           27,321              4.4              112.4             108.8
                             ------------     ------------     ------------       ------------      ------------

      Pretax income          $      1,591     $      1,602              (.7)               6.3               6.4
                             ============     ============     ============       ============      ============


THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

   Revenues increased $1.2 million, or 4.1%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The increase was principally the result of higher interest income resulting from (i) a 14.4% increase in the average finance receivables balances outstanding, and (ii) a slight increase in the average interest rate charged on Paaco's installment loans. Pretax income was virtually unchanged during the two periods as costs and expenses increased substantially the same amount ($1.2 million) as the increase in revenues.



                                  SMART CHOICE
                             (Dollars in Thousands)


                                                                  % Change           As a % of Sales and Other
                                                                ------------       -------------------------------
                                    Three Months Ended              2001                Three Months Ended
                                        July 31,                     vs                      July 31,
                                 2001              2000             2000               2001              2000
                             ------------      ------------     ------------       ------------       ------------
Revenues:
  Sales and other            $     11,506      $     18,924            (39.2)%            100.0%             100.0%
  Interest income                   4,899             5,546            (11.7)              42.6               29.3
                             ------------      ------------     ------------       ------------       ------------
      Total                        16,405            24,470            (33.0)             142.6              129.3
                             ------------      ------------     ------------       ------------       ------------

Costs and expenses:
  Cost of sales                     6,908            10,751            (35.7)              60.0               56.8
  Selling, gen and admin            4,050             4,529            (10.6)              35.2               23.9
  Prov for credit losses            7,232             5,844            (23.8)              62.9               30.9
  Interest expense                  2,198             2,463            (10.8)              19.1               13.0
  Depreciation and amort              213               253            (15.8)               1.9                1.3
                             ------------      ------------     ------------       ------------       ------------
      Total                        20,601            23,840            (13.6)             179.1              125.9
                             ------------      ------------     ------------       ------------       ------------

      Pretax income          $     (4,196)     $        630               NM              (36.5)               3.4
                             ============      ============     ============       ============       ============

NM - Not meaningful

THREE MONTHS ENDED JULY 31, 2001 VS. THREE MONTHS ENDED JULY 31, 2000

         Revenues decreased $8.1 million, or 33.0%, for the three months ended July 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 25% decrease in the number of vehicles sold, and (ii) a 20% decrease in the average sales price per retail vehicle sold. Beginning in March 2001 Smart Choice changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold. In addition, Smart Choice also reduced the average retail sales price per unit by 20% during the current fiscal period. Smart Choice believes that by selling a lower priced vehicle and financing it over a shorter term, its credit losses will decline.

         Smart Choice reported a pretax loss of $4.2 million for the three months ended July 31, 2001 as compared to $.6 million pretax income for the same period in the prior fiscal year. The $4.8 million decrease is principally the result of (i) the provision for credit losses increasing to $7.2 million in the current fiscal period from $5.8 million in the same period in the prior fiscal year ($1.4 million), (ii) cost of sales increasing to 60.0% of sales and other in the current fiscal period from 56.8% in the same period in the prior fiscal year ($.4 million), and (iii) a 33% decrease in revenues without a corresponding decrease in costs and expenses. Smart Choice believes that changes in the structure of its installment sales contracts and inventory mix beginning in May 2000 and continuing into February 2001 may have contributed to the increase in credit losses during the three months ended July 31, 2001. In particular, during this period Smart Choice sold a higher priced vehicle and shortened the term of its installment sales contracts. These actions increased the average monthly payment on its contracts to a level which may have made it difficult for certain customers to remain current in their payments. Many of the accounts charged-off and vehicles repossessed during the three months ended July 31, 2001 pertain to loans originated between May 2000 and February 2001. In March 2001 Smart Choice began selling lower priced vehicles and reduced the average interest rate charged on its loans which has decreased the average monthly payment required on its contracts. Smart Choice believes that by making its monthly payments more affordable, its credit losses will decline.



LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1.0 million for the three months ended July 31, 2001 as compared to a $7.3 million use of cash for the same period in the prior fiscal year. The $8.3 million increase was principally the result of (i) the net finance receivables portfolio increasing by $6.1 million in the prior fiscal period as compared to a decrease of $6.0 million in the current fiscal period, partially offset by (ii) a $3.1 million decrease in net income. Net cash used in investing activities was $.3 million for the three months ended July 31, 2001 as compared to $.9 million in the same period in the prior fiscal year. The $.6 million decrease was principally the result of a decrease in the purchase of property and equipment. Net cash used by financing activities was $.3 million for the three months ended July 31, 2001 as compared to a $7.5 million source of cash for the same period in the prior fiscal year. The $7.8 million decrease was principally the result of the prior period including an increase in borrowings from revolving credit facilities of $8.2 million.



                                      PAACO


         Paaco's sources of liquidity principally include cash on hand ($.7 million at July 31, 2001) and cash generated from operations. In addition, Paaco has a $62 million revolving credit facility with Finova, of which $59.0 million was outstanding at July 31, 2001. However, as of July 31, 2001, Smart Choice's revolving credit facility with Finova was in default, and there is a question as to whether such default is a basis for an event of default under Paaco's revolving credit facility (see Smart Choice discussion below). Accordingly, there is uncertainty as to whether Paaco is eligible to draw any additional monies under its revolving credit facility. Paaco's revolving credit facility matures in November 2004.

         It is unlikely that Finova will increase the size of Paaco's credit facility, or that Paaco could refinance such facility with a new lender since Paaco's advance rate (ie. 70% of eligible receivables and inventory) is believed to be above market. Accordingly, for the foreseeable future, Paaco's ability to expand its operations may be limited as a result of a shortage of additional capital. Consequently, Paaco anticipates operating its business at sales and asset levels consistent with its recent past, and not substantially expanding its operations.



                                  SMART CHOICE


         For the three months ended July 31, 2001 Smart Choice (excluding Paaco) reported a net loss of $2.7 million. Smart Choice has a $98 million revolving credit facility with Finova, of which $88.4 million was outstanding as of July 31, 2001. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility. Smart Choice is presently operating its business from the cash generated from the collection of its finance receivables and down payments received in connection with the sale of vehicles.

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

         (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

         (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

         Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. The opinion of the Company's independent certified public accountants covering the fiscal year ended April 30, 2001 expressed substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the three months ended July 31, 2001 do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.



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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company has adopted SFAS 142 effective May 1, 2001.



SEASONALITY

         The Company's automobile sales and finance business is seasonal in nature. In such business, the Company's third fiscal quarter (November through January) is historically the slowest period for car and truck sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the Company's fourth fiscal quarter (February through April) is historically the busiest time for car and truck sales as many of the Company's customers use income tax refunds as a down payment on the purchase of a vehicle. None of the Company's other businesses experience significant seasonal fluctuations.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 12% to 26%. These finance receivables have remaining maturities from one to 42 months. At July 31, 2001 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

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


                        Change in              Change in
                     Interest Rates         Pretax Earnings
                   --------------------    ------------------
                                            (in thousands)
                           +2%             $     (2,074)
                           +1%                   (1,037)
                           -1%                    1,037
                           -2%                    2,074

                                     PART II


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Each of Paaco and Smart Choice have revolving credit facilities with Finova. Since December 2000 Smart Choice has been over-advanced on its revolving credit facility, which constitutes an event of default under the facility. As of July 31, 2001 Smart Choice was over-advanced by $20.9 million. Absent funding from an outside source, Smart Choice does not expect it will be able to come into compliance with the current advance rate provisions of its credit facility. There is uncertainty as to whether Smart Choice's event of default is the basis for an event of default under Paaco's revolving credit facility. In any event, Paaco is a wholly-owned subsidiary of Smart Choice, and ultimately Paaco could be affected by the default of Smart Choice under its Finova credit facility. As a result of the event of default, Smart Choice is currently not entitled to receive additional advances under its credit facility, and Paaco may not be entitled to receive additional advances under its credit facility.

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

         (iii) an agreement among Smart Choice, Paaco and Finova whereby substantially all of the assets and liabilities of Smart Choice are liquidated with the proceeds being used to pay down a portion of its credit facility, and the unpaid portion being absorbed by Finova (forgiveness of debt) and Paaco as the parties may negotiate; or

         (iv) Finova's exercise of its rights under the credit facility and acceleration of the maturity of the loan seeking to liquidate or sell the collateral, which action may prompt Smart Choice to take actions to protect the interests of its shareholders, including the filing of a plan of reorganization under federal bankruptcy laws.

         Although management is exploring a number of alternatives, including those listed above, the Company cannot predict how or whether Smart Choice's default will be resolved. The opinion of the Company's independent certified public accountants covering the fiscal year ended April 30, 2001 expressed substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements for the three months ended July 31, 2001 do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary should the Company be unable to continue in existence.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  During the fiscal quarter ended July 31, 2001 no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                        SMART CHOICE AUTOMOTIVE GROUP, INC.



                        By:  /s/ James Edward Ernst
                             ---------------------------------------------
                             James Edward Ernst
                             President and Chief Executive Officer
                             (Principal Executive Officer)


                        By:  /s/ Larry Kiem
                             ---------------------------------------------
                             Larry Kiem
                             Controller
                             (Principal Financial and Accounting Officer)





Dated: September 13, 2001