Form 10-K405/A
period 2001-04-30
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2001-12-06
CIK 949091

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended April 30, 2001

                           Commission File No. 1-14082

                       SMART CHOICE AUTOMOTIVE GROUP, INC.

                              A Florida Corporation
                  (IRS Employer Identification No. 59-1469577)
                               1555 Semoran Blvd.
                           Winter Park, Florida 32792
                                 (407) 671-1200

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                     Common Stock, par value $.01 per share
                    Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 8, 2001, the aggregate market value of the voting stock held by non-affiliates (all persons other than executive officers, directors and holders of 5% or more of the Registrant's common stock) of the Registrant (1,373,320 shares) was $549,328.

As of August 8, 2001, there were 9,762,270 shares of the Registrant's common stock outstanding.

The following item is amended:

         Part IV, Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(a)(3).  EXHIBITS

         The following exhibits are filed with or incorporated by reference into this report:

EXHIBIT NO.             EXHIBIT DESCRIPTION                FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
-----------             -------------------                -----------------------------------------------
3.1              Amended and Restated Articles of          Filed herewith.
                 Incorporation of Smart Choice
                 Automotive Group, Inc. (the "Company").

3.2              Amended and Restated Bylaws of the        Filed herewith.
                 Company.

4.1              Specimen Common Stock Certificate.        Exhibit 4.1 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.2              Specimen Warrant Certificate.             Exhibit 4.2 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

10.1             Loan Agreement between the Company and    Exhibit 10.19 to Post-Effective Amendment No. 2 to
                 Barnett Bank, N.A. dated September 30,    Form SB-2 Registration Statement, filed on November
                 1996.                                     14, 1996, File No. 33-96520-A.

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

10.4             Assignment of Loan Documents dated        Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 November 4, 1997 between Barnett Bank,
                 N.A. and The Huntington National Bank
                 ("Huntington").

10.5             Modification of Mortgage Deed and         Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 Security Agreement dated November 3,
                 1997 between the Company and
                 Huntington.

10.6             Modification of Mortgage and Mortgage     Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Note and Extension Agreement dated
                 December 30, 1997 between the Company
                 and Huntington.

10.7             Modification of Mortgage Note and         Exhibit 10.13.1 to Form S-1 filed on August 21,
                 Extension Agreement dated July 24,        1998, file no. 333-59375.
                 1998 between the Company and
                 Huntington.

10.8             Second Amended and Restated Loan and      Exhibit 10.19 to Form 10-K filed on April 15, 1999.
                 Security Agreement dated November 9,
                 1998 between FFG, Liberty Finance
                 Company, Smart Choice Receivable
                 Holdings Company and First Choice Auto
                 Finance, Inc., SC Holdings, Inc. , the
                 Company and Finova Capital Corporation.

10.9             Guaranty to Finova from the Company       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
                 dated January 13, 1997.

10.10            Guaranty to Finova from SC Holdings,      Exhibit 10.19.2 to Form 10-K filed on April 15, 1999.
                 Inc.

10.11            Guaranty to Finova from the Company.      Exhibit 10.19.3 to Form 10-K filed on April 15, 1999.

10.12            Eighth Amended and Restated Promissory    Exhibit 10.20 to Form S-1 filed on August 21, 1998,
                 Note dated March 27, 1998, between        File No. 333-59375.
                 FFG, maker, and Finova.

10.13            Ninth Amended and Restated Promissory     Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                 Note dated March 27, 1998, between
                 FFG, maker and Finova.

10.14            Fourth Amended and Restated Schedule      Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                 to Amended and Restated Loan and          File No. 333-59375.
                 Security Agreement, FFG, borrower,
                 Finova, lender, dated March 27, 1998.

10.15            Fifth Amended and Restated Schedule to    Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                 Amended and Restated Loan and Security
                 Agreement, FFG, borrower, Finova,
                 lender.

10.16            Inter-creditor Agreement between          Exhibit 10.21.3 to Form 10-K filed on April 15, 1999.
                 Manheim Automotive Financial Services,
                 Inc. and Finova Capital Corporation.

10.17            Non-Qualified Stock Option Agreement      Exhibit 10.37 to Form S-1 filed on August 21, 1998,
                 dated March 5, 1997 among the Smart       File No. 333-59375.
                 Choice Holdings Management Trusts (the
                 "Management Trusts"), Eckler
                 Industries, Inc., and Robert J.
                 Abrahams.

10.18            Non-Qualified Stock Option Agreement      Exhibit 10.38 to Form S-1 filed on August 21, 1998,
                 dated March 5, 1997 among the             File No. 333-59375.
                 Management Trusts, Eckler Industries,
                 Inc., and Robert J. Abrahams.

10.19            Stock Option Agreement dated March 24,    Exhibit 10.40 to Form S-1 filed on August 21, 1998,
                 1997 between the Company and Ronald       File No. 333-59375.
                 Anderson.

10.20            Non-Qualified Stock Option Agreement      Exhibit 10.46.4 to Form S-1 filed on August 21,
                 dated  January 29, 1997 between the       1998, File No. 333-59375.
                 Company and Ron Anderson.

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

10.23            Manheim Automotive Financial Services,    Exhibit 10.82 to Form S-1 filed on August 21, 1998,
                 Inc. Security Agreement dated March       File No. 333-59375.
                 21, 1997 between FCAF and Manheim
                 Automotive Financial Services, Inc.

10.24            Lease between the Company, Lessor and     Exhibit 10.92 to Form 8 filed on September 8, 1999.
                 Eckler Industries LLC, Lessee, dated
                 August 26, 1999.

10.25            Agreement for the sale of the business    Exhibit 10.93 to Form 10-Q filed on November 22,
                 and net assets of First Choice Stuart     1999.
                 1, Inc. and First Choice Stuart 2,
                 Inc. to L&J Automotive Investments,
                 Inc. and Oceanside Motorcars, Inc.

10.26            Stock Purchase Agreement dated            Exhibit 10.94 to Form 8-K filed on December 8, 1999.
                 December 1, 1999 by and between Crown
                 Group, Inc. and Smart Choice
                 Automotive Group, Inc.

11.1             Statement re Computation of Earnings      *
                 Per Share.

16.1             Letter from BDO Seidman LLP dated         Exhibit 16.1 to Form 8-K filed on December 8, 1999.
                 December 1, 1999.


* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

(b) REPORTS ON FORM 8-K

During the fiscal quarter ended April 30, 2001 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized on December 5, 2001.

                                  SMART CHOICE AUTOMOTIVE GROUP, INC.


                                  By: /s/ James Edward Ernst
                                      ------------------------------------------
                                          James Edward Ernst
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT NO.      EXHIBIT DESCRIPTION                       FILED HEREWITH OR INCORPORATED BY REFERENCE TO:
-----------      -------------------                       -----------------------------------------------
3.1              Amended and Restated Articles of          Filed herewith.
                 Incorporation of Smart Choice
                 Automotive Group, Inc. (the "Company").

3.2              Amended and Restated Bylaws of the        Filed herewith.
                 Company.

4.1              Specimen Common Stock Certificate.        Exhibit 4.1 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

4.2              Specimen Warrant Certificate.             Exhibit 4.2 to Form 8-A Registration Statement,
                                                           filed on April 16, 1997.

10.1             Loan Agreement between the Company and    Exhibit 10.19 to Post-Effective Amendment No. 2 to
                 Barnett Bank, N.A. dated September 30,    Form SB-2 Registration Statement, filed on November
                 1996.                                     14, 1996, File No. 33-96520-A.

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

10.4             Assignment of Loan Documents dated        Exhibit 10.10 to Form 10-K filed on April 14, 1998.
                 November 4, 1997 between Barnett Bank,
                 N.A. and The Huntington National Bank
                 ("Huntington").

10.5             Modification of Mortgage Deed and         Exhibit 10.11 to Form 10-K filed on April 14, 1998.
                 Security Agreement dated November 3,
                 1997 between the Company and
                 Huntington.

10.6             Modification of Mortgage and Mortgage     Exhibit 10.13 to Form 10-K filed on April 14, 1998.
                 Note and Extension Agreement dated
                 December 30, 1997 between the Company
                 and Huntington.

10.7             Modification of Mortgage Note and         Exhibit 10.13.1 to Form S-1 filed on August 21,
                 Extension Agreement dated July 24,        1998, file no. 333-59375.
                 1998 between the Company and
                 Huntington.

10.8             Second Amended and Restated Loan and      Exhibit 10.19 to Form 10-K filed on April 15, 1999.
                 Security Agreement dated November 9,
                 1998 between FFG, Liberty Finance
                 Company, Smart Choice Receivable
                 Holdings Company and First Choice Auto
                 Finance, Inc., SC Holdings, Inc., the
                 Company and Finova Capital Corporation.

10.9             Guaranty to Finova from the Company       Exhibit 4.5 to Form 10-Q, filed on May 20, 1997.
                 dated January 13, 1997.

10.10            Guaranty to Finova from SC Holdings,      Exhibit 10.19.2 to Form 10-K filed on April 15, 1999.
                 Inc.

10.11            Guaranty to Finova from the Company.      Exhibit 10.19.3 to Form 10-K filed on April 15, 1999.

10.12            Eighth Amended and Restated Promissory    Exhibit 10.20 to Form S-1 filed on August 21, 1998,
                 Note dated March 27, 1998, between        File No. 333-59375.
                 FFG, maker, and Finova.

10.13            Ninth Amended and Restated Promissory     Exhibit 10.1 to Form 10-Q, filed on May 15, 1998.
                 Note dated March 27, 1998, between
                 FFG, maker and Finova.

10.14            Fourth Amended and Restated Schedule      Exhibit 10.21 to Form S-1 filed on August 21, 1998,
                 to Amended and Restated Loan and          File No. 333-59375.
                 Security Agreement, FFG, borrower,
                 Finova, lender, dated March 27, 1998.

10.15            Fifth Amended and Restated Schedule to    Exhibit 10.2 to Form 10-Q filed on May 15, 1998.
                 Amended and Restated Loan and Security
                 Agreement, FFG, borrower, Finova,
                 lender.

10.16            Inter-creditor Agreement between          Exhibit 10.21.3 to Form 10-K filed on April 15, 1999.
                 Manheim Automotive Financial Services,
                 Inc. and Finova Capital Corporation.

10.17            Non-Qualified Stock Option Agreement      Exhibit 10.37 to Form S-1 filed on August 21, 1998,
                 dated March 5, 1997 among the Smart       File No. 333-59375.
                 Choice Holdings Management Trusts (the
                 "Management Trusts"), Eckler
                 Industries, Inc., and Robert J.
                 Abrahams.

10.18            Non-Qualified Stock Option Agreement      Exhibit 10.38 to Form S-1 filed on August 21, 1998,
                 dated March 5, 1997 among the             File No. 333-59375.
                 Management Trusts, Eckler Industries,
                 Inc., and Robert J. Abrahams.

10.19            Stock Option Agreement dated March 24,    Exhibit 10.40 to Form S-1 filed on August 21, 1998,
                 1997 between the Company and Ronald       File No. 333-59375.
                 Anderson.

10.20            Non-Qualified Stock Option Agreement      Exhibit 10.46.4 to Form S-1 filed on August 21,
                 dated January 29, 1997 between the        1998, File No. 333-59375.
                 Company and Ron Anderson.

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

10.23            Manheim Automotive Financial Services,    Exhibit 10.82 to Form S-1 filed on August 21, 1998,
                 Inc. Security Agreement dated March       File No. 333-59375.
                 21, 1997 between FCAF and Manheim
                 Automotive Financial Services, Inc.

10.24            Lease between the Company, Lessor and     Exhibit 10.92 to Form 8 filed on September 8, 1999.
                 Eckler Industries LLC, Lessee, dated
                 August 26, 1999.

10.25            Agreement for the sale of the business    Exhibit 10.93 to Form 10-Q filed on November 22,
                 and net assets of First Choice Stuart     1999.
                 1, Inc. and First Choice Stuart 2,
                 Inc. to L&J Automotive Investments,
                 Inc. and Oceanside Motorcars, Inc.

10.26            Stock Purchase Agreement dated            Exhibit 10.94 to Form 8-K filed on December 8, 1999.
                 December 1, 1999 by and between Crown
                 Group, Inc. and Smart Choice
                 Automotive Group, Inc.

11.1             Statement re Computation of Earnings      *
                 Per Share.

16.1             Letter from BDO Seidman LLP dated         Exhibit 16.1 to Form 8-K filed on December 8, 1999.
                 December 1, 1999.


* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.