Form 10-Q
period 2001-10-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2001-12-20
CIK 949091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


       For the fiscal quarter ended:                 Commission file number:
             OCTOBER 31, 2001                                 1-14082


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                     59-1469577
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
            Title of Each Class                        December 17, 2001
            -------------------                        -----------------
    Common stock, par value $.01 per share                9,762,270

                                     PART I
ITEM 1. FINANCIAL STATEMENTS                 SMART CHOICE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                       October 31, 2001
                                                                         (unaudited)            April 30, 2001
                                                                       -----------------      -----------------
Assets:
    Cash and cash equivalents                                          $       3,685,690      $         436,262
    Other receivables                                                            563,775              1,344,238
    Finance receivables, net                                                 122,439,871            149,656,124
    Inventory                                                                  9,898,889              7,980,291
    Prepaid and other assets                                                     770,283                607,567
    Deferred tax assets, net                                                   3,373,921             15,605,094
    Property and equipment, net                                                9,489,301             12,186,901
    Goodwill, net                                                                                     2,084,017
                                                                       -----------------      -----------------

                                                                       $     150,221,730      $     189,900,494
                                                                       =================      =================





Liabilities and stockholders' equity (deficit):
    Accounts payable and accrued liabilities                           $       7,389,436      $      10,425,072
    Income taxes payable                                                       1,139,810              1,139,810
    Revolving credit facilities                                              147,441,944            147,441,944
    Other borrowings                                                           8,339,922              9,985,391
    Deferred sales tax                                                         4,806,470              4,963,154
                                                                       -----------------      -----------------
        Total liabilities                                                    169,117,582            173,955,371
                                                                       -----------------      -----------------

    Contingent redemption value of put options                                   453,371                453,371

    Commitments and contingencies


    Stockholders' equity (deficit):
       Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
           authorized; 9,762,270 issued and outstanding                           97,623                 97,623
       Additional paid-in capital                                             13,832,832             13,832,832
       Retained earnings (accumulated deficit)                               (33,279,678)             1,561,297

                                                                       -----------------      -----------------
           Total stockholders' equity (deficit)                              (19,349,223)            15,491,752
                                                                       -----------------      -----------------

                                                                       $     150,221,730      $     189,900,494
                                                                       =================      =================




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)

                                                           Three Months Ended                   Six Months Ended
                                                             October 31,                          October 31,
                                                        2001               2000              2001               2000
                                                   -------------      -------------     -------------      -------------
Revenues:
    Sales                                          $  33,907,405      $  49,696,443     $  70,499,118      $  93,485,995
    Interest income                                    8,801,037          9,525,288        18,448,685         18,898,355
    Other                                                499,056            124,054           780,429            355,085
                                                   -------------      -------------     -------------      -------------
                                                      43,207,498         59,345,785        89,728,232        112,739,435
                                                   -------------      -------------     -------------      -------------
Costs and expenses:
    Cost of sales                                     21,947,473         30,754,372        45,126,873         56,942,713
    Selling, general and administrative               11,054,178         10,854,945        21,832,779         20,659,229
    Provision for credit losses                        9,987,918         11,446,207        21,040,583         22,038,412
    Interest expense                                   3,430,371          4,539,025         7,130,296          8,737,121
    Depreciation and amortization                        430,352            394,943           845,485            773,610
    Write-down of assets                              16,232,861                           16,232,861
                                                   -------------      -------------     -------------      -------------
                                                      63,083,153         57,989,492       112,208,877        109,151,085
                                                   -------------      -------------     -------------      -------------
        Income (loss) before taxes                   (19,875,655)         1,356,293       (22,480,645)         3,588,350

Provision for income taxes                            13,237,947            524,396        12,360,330          1,353,679
                                                   -------------      -------------     -------------      -------------
        Net income (loss)                          $ (33,113,602)     $     831,897     $ (34,840,975)     $   2,234,671
                                                   =============      =============     =============      =============





Earnings (loss) per share:
        Basic                                      $       (3.39)     $         .08     $       (3.57)     $         .23
        Diluted                                    $       (3.39)     $         .08     $       (3.57)     $         .23


Weighted average number of shares outstanding:
        Basic                                          9,762,270          9,814,000         9,762,270          9,794,103
        Diluted                                        9,762,270          9,814,000         9,762,270          9,794,103




The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)


                                                                                   Six Months Ended
                                                                                     October 31,
                                                                                2001              2000
                                                                            ------------      ------------
Operating activities:
  Net income (loss)                                                         $(34,840,975)     $  2,234,671
  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                              845,485           773,610
      Accretion of purchase discount                                            (256,644)         (522,595)
      Deferred income taxes                                                   12,231,173
      Provision for credit losses                                             21,040,583        22,038,412
      Write-down of assets                                                    16,232,861
      Loss on sale of assets                                                      45,242
      Changes in operating assets and liabilities:
           Other receivables                                                     780,463          (233,917)
           Finance receivable originations                                   (65,980,838)      (90,217,855)
           Finance receivable collections                                     47,686,109        40,479,015
           Inventory acquired in repossession                                 12,804,322        13,457,195
           Inventory                                                          (1,918,598)       (1,679,985)
           Prepaids and other assets                                            (315,160)         (445,708)
           Accounts payable, accrued liabilities and deferred sales tax       (3,192,321)         (864,068)
                                                                            ------------      ------------
                  Net cash provided by (used in) operating activities          5,161,702       (14,981,225)
                                                                            ------------      ------------

Investing activities:
  Purchase of property and equipment                                            (436,805)       (1,427,058)
  Sale of assets                                                                 170,000
                                                                            ------------      ------------
                  Net cash used in investing activities                         (266,805)       (1,427,058)
                                                                            ------------      ------------

Financing activities:
  Proceeds from revolving credit facilities, net                                                15,913,880
  Repayments of other borrowings                                              (1,645,469)         (800,000)
                                                                            ------------      ------------
                  Net cash provided by (used in) financing activities         (1,645,469)       15,113,880
                                                                            ------------      ------------
Increase (decrease) in cash and cash equivalents                               3,249,428        (1,294,403)
Cash and cash equivalents at: Beginning of period                                436,262         1,882,716
                                                                            ------------      ------------

                              End of period                                 $  3,685,690      $    588,313
                                                                            ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)

A - DESCRIPTION OF BUSINESS

   Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. Smart Choice's Florida-based subsidiaries are referred to as the "Florida Finance Group" or "FFG". Smart Choice's Texas-based subsidiaries, which include Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation, are referred to as "Paaco". As of October 31, 2001 the Florida Finance Group operated 13 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).

   As discussed in Note B, on November 9, 2001 the Company began to wind-down its Florida-based operations. Further, Smart Choice granted Finova Capital Corporation ("Finova"), the primary lender to its subsidiaries, an option to purchase Paaco. On December 12, 2001 Finova exercised its option to purchase Paaco, the closing of which is subject to certain conditions. If the sale of Paaco closes as expected, Smart Choice will no longer have any operations of substance, and it is anticipated that its remaining assets will be sold in an effort to repay its obligations to unsecured creditors to the extent possible.

B - SETTLEMENT AGREEMENT WITH FINOVA

   On November 8, 2001, Smart Choice, the Florida Finance Group and Paaco, entered into a forbearance agreement with Finova, the primary lender to Smart Choice's subsidiaries, that resulted in the foreclosure of the Florida Finance Group's receivables and inventory, and the probable sale of Paaco to Finova.

   Prior to November 9, 2001, the Florida Finance Group sold and financed used cars and trucks in Florida. Paaco sells and finances used cars and trucks in Texas. The Florida Finance Group had, and Paaco continues to have, a revolving credit facility with Finova. Prior to November 9, 2001, the Florida Finance Group was over-advanced on its revolving credit facility ($25 million over-advanced at September 30, 2001), which constituted an event of default under the facility.

   Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owed Finova $33.4 million (the "Deficiency").

   Further, as part of the forbearance agreement, Smart Choice granted Finova
(i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the sale of Paaco. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

   As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. Stemming from these events, the Company determined that certain of its assets were impaired, and as of October 31, 2001 wrote-down the value of Smart Choice and Florida Finance Group finance receivables, property and equipment and goodwill by an aggregate $16.2 million, and deferred tax assets by $13.7 million. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. If the sale of Paaco is closed as expected, Smart Choice's remaining assets would consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets. Assuming the sale of Paaco, management presently anticipates that Smart Choice's remaining assets will likely be sold by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 2001 are not indicative of the results that will be reported for the year ended April 30, 2002 as the Company is in the process of winding-down its Florida Finance Group operation and is expected to sell Paaco to Finova. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective May 1, 2001. Such adoption did not have any impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 effective May 1, 2001. Presented below is a reconciliation of reported net income (loss) and per share amounts to adjusted net income (loss) and per share amounts for the three and six months ended October 31, 2001 and 2000 to adjust for the amortization of intangible assets for periods prior to the adoption of SFAS 142 on May 1, 2001 (in thousands, except per share amounts). The reconciliation presents the Company's results of operations for periods prior to the adoption of SFAS 142 on a basis comparable with periods since the adoption of SFAS 142 as discussed in Note B, goodwill was written-off as of October 31, 2001.

                                             Net Income (Loss)                           Diluted Earnings (Loss) Per Share
                             -------------------------------------------------     -------------------------------------------------
                                Three Months Ended         Six Months Ended         Three Months Ended          Six Months Ended
                                   October 31,                October 31,              October 31,                 October 31,
                               2001          2000         2001          2000         2001          2000         2001          2000
                             --------      --------     --------      --------     --------      --------     --------      --------
As reported                  $(33,114)     $    832     $(34,841)     $  2,235     $  (3.39)     $    .08     $  (3.57)     $    .23
Add back goodwill amort.                         61                        123                        .01                        .01
                             --------      --------     --------      --------     --------      --------     --------      --------

    As adjusted              $(33,114)     $    893     $(34,841)     $  2,358     $  (3.39)     $    .09     $  (3.57)     $    .24
                             ========      ========     ========      ========     ========      ========     ========      ========

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001. Such adoption did not have any impact on the financial position or results of operations of the Company.

Reclassifications

   Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.

D - FINANCE RECEIVABLES

   The components of finance receivables as of October 31, 2001 and April 30, 2001 are as follows:

                                                                          October 31,          April 30,
                                                                             2001                 2001
                                                                        ----------------    -----------------
                        Finance receivables                             $   187,461,456      $   216,818,123
                        Unearned finance charges                            (19,327,228)         (29,563,528)
                        Allowance for credit losses                         (33,450,154)         (36,991,295)
                        Valuation allowance - Florida Finance Group         (11,922,721)
                        Purchase discounts                                     (321,482)            (607,176)
                                                                        ---------------      ---------------
                                                                        $   122,439,871      $   149,656,124
                                                                        ===============      ===============

   As discussed in Note B, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. As a result, a finance receivable valuation allowance of $11,922,721 was established as of October 31, 2001 to adjust such receivables to their net realizable value.

   Changes in the finance receivables allowance for credit losses for the six months ended October 31, 2001 and 2000 are as follows:

                                                                  Six Months Ended
                                                                     October 31,
                                                                2001              2000
                                                            ------------      ------------
                         Balance at beginning of period     $ 36,991,295      $ 32,290,918
                         Provision for credit losses          21,040,583        22,038,412
                         Net charge-offs                     (24,581,724)      (19,887,537)
                                                            ------------      ------------

                            Balance at end of period        $ 33,450,154      $ 34,441,793
                                                            ============      ============

E - PROPERTY AND EQUIPMENT

   A summary of property and equipment as of October 31, 2001 and April 30, 2001 is as follows:

                                                                        October 31,       April 30,
                                                                           2001              2001
                                                                       ------------      ------------
                    Land and buildings                                 $  6,798,635      $  6,811,701
                    Furniture, fixtures and equipment                     3,532,479         5,053,556
                    Leasehold improvements                                1,649,493         2,977,018
                    Less accumulated depreciation and amortization       (2,491,306)       (2,655,374)
                                                                       ------------      ------------

                                                                       $  9,489,301      $ 12,186,901
                                                                       ============      ============

   For the six months ended October 31, 2001 and 2000 depreciation and amortization of property and equipment amounted to $845,485 and $650,883, respectively.

F - DEBT

   A summary of debt as of October 31, 2001 and April 30, 2001 is as follows:

                                                 Revolving Credit Facilities
---------------------------------------------------------------------------------------------------------------------------------
                                         Facility         Interest                                      Balance at
   Borrower            Lender             Amount            Rate            Maturity      October 31, 2001       April 30, 2001
---------------    ---------------    --------------    -------------     ------------    ------------------    -----------------
Florida Fin. Grp    Finova            $  98 million     Prime + 2.25%       Nov 2001      $      88,394,134     $     88,394,134
Paaco               Finova            $  62 million     Prime + 2.00%       Nov 2001             59,047,810           59,047,810
                                                                                          -----------------     ----------------

                                                                                          $     147,441,944     $    147,441,944
                                                                                          =================     ================



                                                        Other Borrowings
-------------------------------------------------------------------------------------------------------------------------------
                                         Facility        Interest                                      Balance at
     Borrower            Lender           Amount           Rate           Maturity        October 31, 2001      April 30, 2001
-----------------   ------------------  -----------    -------------     ------------    ------------------    ----------------
Smart Choice        Huntington              N/A        Prime +  .75%      Oct   2001     $       1,860,348     $      1,932,373
Smart Choice        High Capital et al      N/A        10.0%              Nov  2001                725,000              725,000
Florida Fin. Grp    Individuals             N/A        Various              Various                401,007              565,948
Florida Fin. Grp    Leasing companies       N/A        Various              Various                286,319              410,106
Paaco               Crown Group             N/A        8.50%              Mar  2002              1,576,286            2,576,286
Paaco               Individual              N/A        9.50%              May 2002                 700,000              700,000
Paaco               Washington Mutual       N/A        8.50%              May 2003                 754,262              792,815
Paaco               Heller Financial        N/A        Prime + 2.25%      Dec  2015                577,468              586,836
Various             Various                 N/A        Various              Various              1,459,232            1,696,027
                                                                                         -----------------     ----------------

                                                                                         $       8,339,922     $      9,985,391
                                                                                         =================     ================

   As discussed in Note B, as of October 31, 2001 the Florida Finance Group and Paaco were in violation of certain provisions of their loan agreements with Finova. As a result, and taking into consideration certain other conditions, on November 8, 2001 Smart Choice, Paaco and the Florida Finance Group entered into a forbearance agreement with Finova. Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owed Finova $33.4 million.

   As a result of Paaco's loan covenant violations, on November 8, 2001 Finova accelerated the maturity of Paaco's revolving credit facility such that the entire balance is currently due and payable. However, the Company does not presently expect that Finova will seek to foreclose upon its collateral (principally receivables and inventory), but rather will allow Paaco to operate at or near its present borrowing level.

   In addition, at October 31, 2001, Smart Choice and the Florida Finance Group were in violation of the terms of certain agreements with respect to their other borrowings.

G - EARNINGS (LOSS) PER SHARE

   A summary reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the six months ended October 31, 2001 and 2000 is as follows:

                                               Three Months Ended                   Six Months Ended
                                                   October 31,                        October 31,
                                              2001              2000             2001              2000
                                          ------------      ------------     ------------      ------------
Net income (loss)                         $(33,113,602)     $    831,897     $(34,840,975)     $  2,234,671
                                          ============      ============     ============      ============

Average shares outstanding-basic             9,762,270         9,814,000        9,762,270         9,794,103
Dilutive options                                    --                --               --                --
                                          ------------      ------------     ------------      ------------

Average shares outstanding-diluted           9,762,270         9,814,000        9,762,270         9,794,103
                                          ============      ============     ============      ============

Earnings (loss) per share:
      Basic                               $      (3.39)     $        .08     $      (3.57)     $        .23
      Diluted                             $      (3.39)     $        .08     $      (3.57)     $        .23

Antidilutive securities not included:
      Options and warrants                     426,021           404,686          426,021           404,686
                                          ============      ============     ============      ============

H - COMMITMENTS AND CONTINGENCIES

Smart Choice Class Action Lawsuit

   In March 1999 certain shareholders of Smart Choice filed two putative class action lawsuits against Smart Choice and certain of Smart Choice's officers and directors in the United States District Court for the Middle District of Florida (collectively, the "Securities Actions"). The Securities Actions purport to be brought by plaintiffs in their individual capacity and on behalf of the class of persons who purchased or otherwise acquired Smart Choice publicly traded securities between April 15, 1998 and February 26, 1999. These lawsuits were filed following Smart Choice's announcement on February 26, 1999 that a preliminary determination had been reached that the net income it had announced on February 10, 1999 for the fiscal year ended December 31, 1998 was likely overstated in a material, undetermined amount. Each of the complaints assert claims for violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Securities and Exchange Commission as well as a claim for the violation of Section 20(a) of the Exchange Act. The plaintiffs allege that the defendants prepared and issued deceptive and materially false and misleading statements to the public, which caused the plaintiffs to purchase Smart Choice securities at artificially inflated prices. In April 2001 Smart Choice and the plaintiffs' representatives executed an agreement requiring Smart Choice to pay $2.5 million in full settlement of the above described actions. All of the $2.5 million settlement amount was funded by Smart Choice's insurance carrier. In September 2001, the settlement agreement was approved by the Court, the funds were disbursed and the lawsuits were dismissed with prejudice.

Other Litigation

   In the ordinary course of business, the Company has become a defendant in various other types of legal proceedings. The Company cannot determine at this time the amount of the ultimate exposure, if any, these ordinary course of business lawsuits may have on the Company.

I - SUPPLEMENTAL CASH FLOW INFORMATION

   Supplemental cash flow disclosures for the six months ended October 31, 2001 and 2000 are as follows:

                                                   Six Months Ended
                                                     October 31,
                                                2001             2000
                                            -----------      -----------
           Interest paid                    $ 6,727,530      $ 8,534,840
           Income taxes paid (refunded)        (362,143)       2,070,000

J - BUSINESS SEGMENTS

   Operating results and other financial data are presented for the two business segments of the Company (the Florida Finance Group and Paaco) for the three and six months ended October 31, 2001 and 2000. These segments are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. Smart Choice's corporate operations, which are based in Florida, are included in the Florida Finance Group's operations. Each of the Florida Finance Group and Paaco sell and finance used vehicles. The Florida Finance Group operates in central Florida and Paaco operates in Texas (principally in the cities of Dallas and Houston). As discussed in Note B, on November 9, 2001 the Florida Finance Group began to wind-down its operations. The Company's business segment data is as follows (in thousands):

                                     Three Months Ended October 31, 2001         Three Months Ended October 31, 2000
                                    --------------------------------------      --------------------------------------
                                                  Florida                                     Florida
                                     Paaco        Fin. Grp.       Consol         Paaco        Fin. Grp.       Consol
                                    ---------     ---------      ---------      ---------     ---------      ---------
   Revenues:
       Sales and other              $  24,217     $  10,190      $  34,407      $  26,152     $  23,669      $  49,821
       Interest income                  4,611         4,190          8,801          3,977         5,548          9,525
                                    ---------     ---------      ---------      ---------     ---------      ---------
             Total                     28,828        14,380         43,208         30,129        29,217         59,346
                                    ---------     ---------      ---------      ---------     ---------      ---------

   Costs and expenses:
       Cost of sales                   15,550         6,397         21,947         17,053        13,702         30,755
       Selling, gen. and admin          7,091         3,964         11,055          5,725         5,130         10,855
       Prov. for credit losses          3,511         6,477          9,988          3,694         7,752         11,446
       Interest expense                 1,385         2,045          3,430          1,941         2,598          4,539
       Depreciation and amort.            215           215            430            134           261            395
       Write-down of assets                          16,233         16,233
                                    ---------     ---------      ---------      ---------     ---------      ---------
             Total                     27,752        35,331         63,083         28,547        29,443         57,990
                                    ---------     ---------      ---------      ---------     ---------      ---------

   Income (loss) before taxes       $   1,076     $ (20,951)     $ (19,875)     $   1,582     $    (226)     $   1,356
                                    =========     =========      =========      =========     =========      =========

   Capital expenditures             $      47     $     120      $     167      $     354     $     219      $     573
                                    =========     =========      =========      =========     =========      =========

   Total assets                     $  89,132     $  61,090      $ 150,222      $  90,219     $ 104,607      $ 194,826
                                    =========     =========      =========      =========     =========      =========


                                     Six Months Ended October 31, 2001           Six Months Ended October 31, 2000
                                    --------------------------------------      --------------------------------------
                                                  Florida                                     Florida
                                     Paaco        Fin. Grp.       Consol         Paaco        Fin. Grp.       Consol
                                    ---------     ---------      ---------      ---------     ---------      ---------
   Revenues:
       Sales and other              $  49,584     $  21,696      $  71,280      $  51,248     $  42,593      $  93,841
       Interest income                  9,359         9,089         18,448          7,804        11,094         18,898
                                    ---------     ---------      ---------      ---------     ---------      ---------
             Total                     58,943        30,785         89,728         59,052        53,687        112,739
                                    ---------     ---------      ---------      ---------     ---------      ---------

   Costs and expenses:
       Cost of sales                   31,822        13,305         45,127         32,490        24,453         56,943
       Selling, gen. and admin         13,819         8,014         21,833         11,000         9,659         20,659
       Prov. for credit losses          7,331        13,709         21,040          8,442        13,596         22,038
       Interest expense                 2,887         4,243          7,130          3,676         5,061          8,737
       Depreciation and amort.            417           428            845            260           514            774
       Write-down of assets                                         16,233         16,233
                                    ---------     ---------      ---------      ---------     ---------      ---------
             Total                     56,276        55,932        112,208         55,868        53,283        109,151
                                    ---------     ---------      ---------      ---------     ---------      ---------

   Income (loss) before taxes       $   2,667     $ (25,147)     $ (22,480)     $   3,184     $     404      $   3,588
                                    =========     =========      =========      =========     =========      =========

   Capital expenditures             $     156     $     281      $     437      $     879     $     548      $   1,427
                                    =========     =========      =========      =========     =========      =========

   Total assets                     $  89,132     $  61,090      $ 150,222      $  90,219     $ 104,607      $ 194,826
                                    =========     =========      =========      =========     =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the sale of Paaco to Finova pursuant to the Paaco Option, the ability of Smart Choice to sell its remaining assets and repay unsecured creditors to the extent possible, continuation of Paaco's borrowings from Finova, changes in interest rates, competition, dependence on existing management, economic conditions (particularly in the State of Texas), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

RESULTS OF OPERATIONS

   Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") is in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. Smart Choice's Florida-based subsidiaries are referred to as the "Florida Finance Group" or "FFG". Smart Choice's Texas-based subsidiaries, which include Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation, are referred to as "Paaco". As of October 31, 2001 the Florida Finance Group operated 13 used car dealerships in central Florida while Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).

   As discussed in Note B to the accompanying consolidated financial statements, on November 9, 2001 the Company began to wind-down its Florida-based operations. Further, Smart Choice granted Finova Capital Corporation ("Finova"), the primary lender to its subsidiaries, an option to purchase Paaco. On December 12, 2001 Finova exercised its option to purchase Paaco, the closing of which is subject to certain conditions. If the sale of Paaco closes as expected, Smart Choice will no longer have any operations of substance, and it is anticipated that its remaining assets will be sold in an effort to repay its obligations to unsecured creditors to the extent possible.

   Operating results and other financial data are presented for the two business segments of the Company (the Florida Finance Group and Paaco) for the three and six months ended October 31, 2001 and 2000. These segments are categorized by legal entity and geographical location, which is how management organizes the segments for making operating decisions and assessing performance. Smart Choice's corporate operations, which are based in Florida, are included in the Florida Finance Group's operations. Each of the Florida Finance Group and Paaco sell and finance used vehicles. The Florida Finance Group operates in central Florida and Paaco operates in Texas (principally in the cities of Dallas and Houston). The Company's business segment data is as follows (in thousands):

                                  CONSOLIDATED
                                 (In Thousands)



                                       Revenues                                          Pretax Income (Loss)
                   -----------------------------------------------     --------------------------------------------------
                    Three Months Ended          Six Months Ended         Three Months Ended          Six Months Ended
                        October 31,                October 31,               October 31,                October 31,
                   ---------------------     ---------------------     ----------------------      ----------------------
                     2001         2000         2001         2000         2001          2000          2001          2000
                   --------     --------     --------     --------     --------      --------      --------      --------
  Paaco            $ 28,828     $ 30,129     $ 58,943     $ 59,052     $  1,076      $  1,582      $  2,667      $  3,184
  FFG                14,380       29,217       30,785       53,687      (20,951)         (226)      (25,147)          404
                   --------     --------     --------     --------     --------      --------      --------      --------

  Consolidated     $ 43,208     $ 59,346     $ 89,728     $112,739     $(19,875)     $  1,356      $(22,480)     $  3,588
                   ========     ========     ========     ========     ========      ========      ========      ========

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $16.1 million, or 27.2%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 39.0% decrease in the number of vehicles sold, and (ii) a 32.6% decrease in the average sales price per retail vehicle sold at the Florida Finance Group. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Smart Choice reported a pretax loss of $19.9 million for the three months ended October 31, 2001 as compared to $1.4 million pretax income for the same period in the prior fiscal year. The $21.2 million decrease is principally the result of a $16.2 million write-down of assets and higher costs and expenses as a percentage of sales at the Florida Finance Group. The $16.2 million write-down pertains to certain Smart Choice and Florida Finance Group assets (finance receivables, property and equipment and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note B to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses have not decreased proportionately with its 50.8% decrease in revenues.

SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $23.0 million, or 20.4%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 32.9% decrease in the number of vehicles sold, and (ii) a 26.3% decrease in the average sales price per retail vehicle sold at the Florida Finance Group. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Smart Choice reported a pretax loss of $22.5 million for the six months ended October 31, 2001 as compared to $3.6 million pretax income for the same period in the prior fiscal year. The $26.1 million decrease is principally the result of a $16.2 million write-down of assets and higher costs and expenses as a percentage of sales at the Florida Finance Group. The $16.2 million write-down pertains to certain Smart Choice and Florida Finance Group assets (finance receivables, property and equipment and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note B to the accompanying consolidated financial statements). In addition, the Florida Finance Group's provision for credit loss and selling, general and administrative expenses have not decreased proportionately with its 42.7% decrease in revenues.

                                     PAACO
                             (Dollars in Thousands)


                                                             % Change        As a % of Sales and Other
                                                            ----------       --------------------------
                                  Three Months Ended           2001            Three Months Ended
                                     October 31,                vs                 October 31,
                                 2001           2000           2000             2001            2000
                              ----------     ----------     ----------       ----------      ----------
Revenues:
  Sales and other             $   24,217     $   26,152           (7.4)%          100.0%          100.0%
  Interest income                  4,611          3,977           15.9             19.0            15.2
                              ----------     ----------     ----------       ----------      ----------
      Total                       28,828         30,129           (4.3)           119.0           115.2
                              ----------     ----------     ----------       ----------      ----------

Costs and expenses:
  Cost of sales                   15,550         17,053           (8.8)            64.2            65.2
  Selling, gen and admin           7,091          5,725           23.9             29.3            21.9
  Prov. for credit losses          3,511          3,694           (5.0)            14.5            14.1
  Interest expense                 1,385          1,941          (28.6)             5.7             7.5
  Depreciation and amort.            215            134           60.4               .9              .5
                              ----------     ----------     ----------       ----------      ----------
      Total                       27,752         28,547           (2.8)           114.6           109.2
                              ----------     ----------     ----------       ----------      ----------

      Pretax income           $    1,076     $    1,582          (32.0)             4.4             6.0
                              ==========     ==========     ==========       ==========      ==========

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $1.3 million, or 4.3%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a lower level of vehicle sales, partially offset by (ii) higher interest income. Unit sales decreased by 12.4% while the average price per vehicle sold increased by 5.0%. The decrease in unit sales was partially the result of decreasing the average number of stores in operation to 12 in the current fiscal period from 13 in the prior fiscal period. Interest income increased by 15.9% as a result of (i) a 7.8% increase in the average finance receivables balances outstanding, and (ii) a 7.5% increase in the average interest rate charged on Paaco's installment loans. Pretax income decreased $.5 million, or 32.0%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) higher selling, general and administrative expenses ($1.3 million), partially offset by (ii) lower interest expense ($.6 million) as a result of a reduction in interest rates. Selling, general and administrative expenses increased as a result of higher payroll, employee benefit and service contract costs.

                                                             % Change        As a % of Sales and Other
                                                            ----------       --------------------------
                                   Six Months Ended            2001             Six Months Ended
                                     October 31,                vs                 October 31,
                                 2001           2000           2000             2001            2000
                              ----------     ----------     ----------       ----------      ----------
Revenues:
  Sales and other             $   49,584     $   51,248           (3.2)%          100.0%          100.0%
  Interest income                  9,359          7,804           19.9             18.9            15.2
                              ----------     ----------     ----------       ----------      ----------
      Total                       58,943         59,052            (.2)           118.9           115.2
                              ----------     ----------     ----------       ----------      ----------

Costs and expenses:
  Cost of sales                   31,822         32,490           (2.1)            64.2            63.4
  Selling, gen and admin          13,819         11,000           25.6             27.9            21.4
  Prov. for credit losses          7,331          8,442          (13.2)            14.8            16.5
  Interest expense                 2,887          3,676          (21.5)             5.8             7.2
  Depreciation and amort.            417            260           60.4               .8              .5
                              ----------     ----------     ----------       ----------      ----------
      Total                       56,276         55,868             .7            113.5           109.0
                              ----------     ----------     ----------       ----------      ----------

      Pretax income           $    2,667     $    3,184          (16.2)             5.4             6.2
                              ==========     ==========     ==========       ==========      ==========

SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues were virtually unchanged for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. A $1.7 million decrease in vehicle sales was offset by a $1.6 million increase in interest income. Unit sales decreased by 10.2% while the average price per vehicle sold increased by 7.4%. The decrease in unit sales was partially the result of decreasing the average number of stores in operation to 12 in the current fiscal period from
12.5 in the prior fiscal period. Interest income increased by 19.9% as a result of (i) a 11.1% increase in the average finance receivables balances outstanding, and (ii) an 8.0% increase in the average interest rate charged on Paaco's installment loans.

Pretax income decreased $.5 million, or 16.2%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) higher selling, general and administrative expenses ($2.8 million), partially offset by (ii) a lower provision for credit losses ($1.1 million), and (iii) lower interest expense ($.8 million) as a result of a reduction in interest rates. Selling, general and administrative expenses increased as a result of higher payroll, employee benefit, insurance and service contract costs.

                             FLORIDA FINANCE GROUP
                             (Dollars in Thousands)

                                                             % Change         As a % of Sales and Other
                                                            ----------        -------------------------
                                  Three Months Ended            2001             Three Months Ended
                                      October 31,                vs                 October 31,
                                 2001            2000           2000             2001            2000
                              ----------      ----------     ----------       ----------      ----------
Revenues:
  Sales and other             $   10,190      $   23,669          (56.9)%          100.0%          100.0%
  Interest income                  4,190           5,548          (24.5)            41.1            23.4
                              ----------      ----------     ----------       ----------      ----------
      Total                       14,380          29,217          (50.8)           141.1           123.4
                              ----------      ----------     ----------       ----------      ----------

Costs and expenses:
  Cost of sales                    6,397          13,702          (53.3)            62.8            57.9
  Selling, gen and admin           3,964           5,130          (22.7)            38.9            21.7
  Prov. for credit losses          6,477           7,752          (16.4)            63.6            32.7
  Interest expense                 2,045           2,598          (21.3)            20.1            11.0
  Depreciation and amort.            215             261          (17.6)             2.1             1.1
  Write-down of assets            16,233                             NM               NM
                              ----------      ----------     ----------       ----------      ----------
      Total                       35,331          29,443             NM               NM           124.4
                              ----------      ----------     ----------       ----------      ----------


      Pretax loss             $  (20,951)       $ .(226)             NM               NM            (1.0)
                              ==========      ==========     ==========       ==========      ==========

NM - Not meaningful

THREE MONTHS ENDED OCTOBER 31, 2001 VS. THREE MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $14.8 million, or 50.8%, for the three months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 39.0% decrease in the number of vehicles sold, and (ii) a 32.6% decrease in the average sales price per retail vehicle sold. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   Pretax loss increased to $21.0 million for the three months ended October 31, 2001 from $.2 million for the same period in the prior fiscal year, an increase of $20.7 million. The increase was principally the result of (i) writing-down certain assets in the current fiscal period ($16.2 million), and (ii) higher cost of sales, provision for credit losses, and selling, general and administrative expenses as a percentage of sales and other in the current fiscal period as compared to the prior fiscal period ($5.4 million). The $16.2 write-down pertains to certain assets (finance receivables, property and equipment and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note B to the accompanying consolidated financial statements).

   The Florida Finance Group believes that changes in the structure of its installment sales contracts and inventory mix beginning in May 2000 and continuing into February 2001 may have contributed to the increase in credit losses during the three months ended October 31, 2001. In particular, during the May 2000 to February 2001 period the Florida Finance Group sold a higher priced vehicle and shortened the term of its installment sales contracts. These actions increased the average monthly payment on its contracts to a level which may have made it difficult for certain customers to remain current in their payments. Many of the accounts charged-off and vehicles repossessed during the three months ended October 31, 2001 pertain to loans originated between May 2000 and February 2001. In an effort to reduce credit losses, in March 2001 the Florida Finance Group began selling lower priced vehicles and reduced the average interest rate charged on its loans, which has decreased the average monthly payment required on its contracts.

                                                               % Change        As a % of Sales and Other
                                                              ----------       --------------------------
                                   Six Months Ended              2001             Six Months Ended
                                      October 31,                 vs                 October 31,
                                  2001            2000           2000             2001            2000
                               ----------      ----------     ----------       ----------      ----------
Revenues:
  Sales and other              $   21,696      $   42,593          (49.1)%          100.0%          100.0%
  Interest income                   9,089          11,094          (18.1)            41.9            26.0
                               ----------      ----------     ----------       ----------      ----------
      Total                        30,785          53,687          (42.7)           141.9           126.0
                               ----------      ----------     ----------       ----------      ----------

Costs and expenses:
  Cost of sales                    13,305          24,453          (45.6)            61.3            57.4
  Selling, gen and admin            8,014           9,659          (17.0)            36.9            22.7
  Prov. for credit losses          13,709          13,596             .8             63.2            31.9
  Interest expense                  4,243           5,061          (16.2)            19.6            11.9
  Depreciation and amort.             428             514          (16.7)             2.0             1.2
  Write-down of assets             16,233                             NM               NM
                               ----------      ----------     ----------       ----------      ----------
      Total                        55,932          53,283             NM               NM           125.1
                               ----------      ----------     ----------       ----------      ----------

      Pretax income (loss)     $  (25,147)     $      404             NM               NM              .9
                               ==========      ==========     ==========       ==========      ==========

NM - Not meaningful

SIX MONTHS ENDED OCTOBER 31, 2001 VS. SIX MONTHS ENDED OCTOBER 31, 2000

   Revenues decreased $22.9 million, or 42.7%, for the six months ended October 31, 2001 as compared to the same period in the prior fiscal year. The decrease was principally the result of (i) a 32.9% decrease in the number of vehicles sold, and (ii) a 26.3% decrease in the average sales price per retail vehicle sold. Beginning in March 2001 the Florida Finance Group changed its underwriting practices in an effort to reduce credit losses. The changes in its underwriting practices resulted in fewer individuals being approved for credit, which resulted in a lower number of vehicles sold.

   The Florida Finance Group reported a pretax loss of $25.1 million for the six months ended October 31, 2001 as compared to $.4 million pretax income for the same period in the prior fiscal year. The $25.6 million decrease is principally the result of (i) writing-down certain assets in the current fiscal period ($16.2 million), and (ii) higher cost of sales, provision for credit losses, and selling, general and administrative expenses as a percentage of sales and other in the current fiscal period as compared to the prior fiscal period ($10.7 million). The $16.2 write-down pertains to certain assets (finance receivables, property and equipment and goodwill) that were deemed to be impaired in connection with the foreclosure by Finova of certain Florida Finance Group assets and the winding-down of the Florida Finance Group's operations (see Note B to the accompanying consolidated financial statements).

   The Florida Finance Group believes that changes in the structure of its installment sales contracts and inventory mix beginning in May 2000 and continuing into February 2001 may have contributed to the increase in credit losses during the six months ended October 31, 2001. In particular, during the May 2000 to February 2001 period the Florida Finance Group sold a higher priced vehicle and shortened the term of its installment sales contracts. These actions increased the average monthly payment on its contracts to a level which may have made it difficult for certain customers to remain current in their payments. Many of the accounts charged-off and vehicles repossessed during the six months ended October 31, 2001 pertain to loans originated between May 2000 and February 2001. In an effort to reduce credit losses, in March 2001 the Florida Finance Group began selling lower priced vehicles and reduced the average interest rate charged on its loans, which has decreased the average monthly payment required on its contracts.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $5.2 million for the six months ended October 31, 2001 as compared to a $15.0 million use of cash for the same period in the prior fiscal year. The $20.2 million increase was principally the result of (i) the net finance receivables portfolio increasing by $14.1 million in the prior fiscal period as compared to a decrease of $15.3 million in the current fiscal period, (ii) a $16.2 million write-down of assets and (iii) a $12.2 million decrease in deferred tax assets, partially offset by (iv) a $37.1 million decrease in net income. Net cash used in investing activities was $.3 million for the six months ended October 31, 2001 as compared to $1.4 million in the same period in the prior fiscal year. The $1.1 million decrease was principally the result of a decrease in the purchase of property and equipment. Net cash used by financing activities was $1.6 million for the six months ended October 31, 2001 as compared to a $15.1 million source of cash for the same period in the prior fiscal year. The $16.7 million decrease was principally the result of the prior period including an increase in borrowings from revolving credit facilities of $15.9 million.

                                      PAACO

   Paaco's sources of liquidity principally include cash on hand ($1.9 million at October 31, 2001) and cash generated from operations. Paaco has a $62.0 million revolving credit facility with Finova, of which $59.1 million was outstanding at October 31, 2001. However, as of October 31, 2001, Paaco's revolving credit facility with Finova was in default, and, as a result, on November 8, 2001 Finova accelerated the maturity of the credit facility such that the entire balance is currently due and payable. However, the Company does not presently expect that Finova will seek to foreclose upon its collateral (principally receivables and inventory), but rather will allow Paaco to operate at or near its present borrowing level.

   It is unlikely that Paaco could refinance such facility with a new lender since Paaco's advance rate (ie. 70% of eligible receivables and inventory) is believed to be above market. Accordingly, for the foreseeable future, Paaco's ability to expand its operations may be limited as a result of a shortage of additional capital. Consequently, Paaco anticipates operating its business at sales and asset levels consistent with its recent past, and not substantially expanding its operations.

                      SMART CHOICE / FLORIDA FINANCE GROUP

   On November 8, 2001, Smart Choice, the Florida Finance Group and Paaco, entered into a forbearance agreement with Finova, the primary lender to Smart Choice's subsidiaries, that resulted in the foreclosure of the Florida Finance Group's receivables and inventory, and the probable sale of Paaco to Finova.

   Prior to November 9, 2001, the Florida Finance Group sold and financed used cars and trucks in Florida. Paaco sells and finances used cars and trucks in Texas. The Florida Finance Group had, and Paaco continues to have, a revolving credit facility with Finova. Prior to November 9, 2001, the Florida Finance Group was over-advanced on its revolving credit facility ($25 million over-advanced at September 30, 2001), which constituted an event of default under the facility.

   Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owed Finova $33.4 million (the "Deficiency").

   Further, as part of the forbearance agreement, Smart Choice granted Finova
(i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the sale of Paaco. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

   As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. Stemming from these events, the Company determined that certain of its assets were impaired, and as of October 31, 2001 wrote-down the value of Smart Choice and Florida Finance Group finance receivables, property and equipment and goodwill by an aggregate $16.2 million, and deferred tax assets by $13.7 million. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. If the sale of Paaco is closed as expected, Smart Choice's remaining assets would consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets. Assuming the sale of Paaco, management presently anticipates that Smart Choice's remaining assets will likely be sold by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company adopted SFAS 141 effective May 1, 2001. Such adoption did not have any impact on the Company's financial position or results of operations.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company adopted SFAS 142 effective May 1, 2001. Such adoption did not have a material impact on the Company's financial position or results of operations.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS 144 effective August 1, 2001. Such adoption did not have any impact on the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk on its financial instruments from changes in interest rates. The Company does not use financial instruments for trading purposes or to manage interest rate risk. The Company's earnings are impacted by its net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest bearing notes payable. Increases in market interest rates could have an adverse effect on profitability. Financial instruments consist of fixed rate finance receivables and fixed and variable rate notes payable. The Company's finance receivables generally bear interest at fixed rates ranging from 12% to 26%. These finance receivables have remaining maturities from one to 36 months. At October 31, 2001 the majority of the Company's notes payable contained variable interest rates that fluctuate with market rates. Therefore, an increase in market interest rates would decrease the Company's net interest income and profitability.

   The table below illustrates the impact which hypothetical changes in market interest rates could have on the Company's pretax earnings. The calculations assume (i) the increase or decrease in market interest rates remains in effect for twelve months, (ii) the amount of variable rate notes payable outstanding during the period decreases in direct proportion to decreases in finance receivables as a result of scheduled payments and anticipated charge-offs, and
(iii) there is no change in prepayment rates as a result of the interest rate changes.


                      Change in              Change in
                    Interest Rates         Pretax Earnings
                    --------------        ----------------
                                           (in thousands)
                          +2%             $      (768)
                          +1%                    (384)
                          -1%                     384
                          -2%                     768

                                     PART II


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   On November 8, 2001, Smart Choice, the Florida Finance Group and Paaco, entered into a forbearance agreement with Finova, the primary lender to Smart Choice's subsidiaries, that resulted in the foreclosure of the Florida Finance Group's receivables and inventory, and the probable sale of Paaco to Finova.

   Prior to November 9, 2001, the Florida Finance Group sold and financed used cars and trucks in Florida. Paaco sells and finances used cars and trucks in Texas. The Florida Finance Group had, and Paaco continues to have, a revolving credit facility with Finova. Prior to November 9, 2001, the Florida Finance Group was over-advanced on its revolving credit facility ($25 million over-advance at September 30, 2001), which constituted an event of default under the facility.

   Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owed Finova $33.4 million (the "Deficiency").

   Further, as part of the forbearance agreement, Smart Choice granted Finova
(i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the sale of Paaco. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

   As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. Stemming from these events, the Company determined that certain of its assets were impaired, and as of October 31, 2001 wrote-down the value of Smart Choice and Florida Finance Group finance receivables, property and equipment and goodwill by an aggregate $16.2 million, and deferred tax assets by $13.7 million. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. If the sale of Paaco is closed as expected, Smart Choice's remaining assets would consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets. Assuming the sale of Paaco, management presently anticipates that Smart Choice's remaining assets will likely be sold by Smart Choice in an effort to realize the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

   As of October 31, 2001, Paaco was also in violation of certain provisions of its loan agreement with Finova. As a result of Paaco's loan covenant violations, on November 8, 2001 Finova accelerated the maturity of Paaco's revolving credit facility such that the entire balance is currently due and payable. However, the Company does not presently expect that Finova will seek to foreclose upon its collateral (principally receivables and inventory), but rather will allow Paaco to operate at or near its present borrowing level.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 None.

         (b)     Reports on Form 8-K:

                 During the fiscal quarter ended October 31, 2001 no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                     SMART CHOICE AUTOMOTIVE GROUP, INC.



                                     By:  \s\ James Edward Ernst
                                          --------------------------------------
                                          James Edward Ernst
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                     By:  \s\ Larry Kiem
                                          --------------------------------------
                                          Larry Kiem
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer)





Dated:  December 20, 2001