Form 10-Q
period 2002-01-31
SMART CHOICE AUTOMOTIVE GROUP INC
filed 2002-03-18
CIK 949091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


  For the fiscal quarter ended:                         Commission file number:
       JANUARY 31, 2002                                         1-14082


                       SMART CHOICE AUTOMOTIVE GROUP, INC.
             (Exact name of registrant as specified in its charter)


            FLORIDA                                        59-1469577
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                       P.O. BOX 5020, WINTER PARK, FLORIDA
                    (Address of principal executive offices)


                                      32793
                                   (Zip Code)


                                 (321) 383-4209
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Title of Each Class                                     March 12, 2002
Common stock, par value $.01 per share                              8,590,547

                                     PART I

ITEM 1. FINANCIAL STATEMENTS                 SMART CHOICE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS


                                                                         January 31, 2002
                                                                            (unaudited)         April 30, 2001
                                                                            -----------         --------------
Assets:
    Cash and cash equivalents                                             $    192,364          $
    Prepaid and other assets                                                   128,553               371,055
    Florida Finance Group assets held for sale                               3,736,639            97,577,626
    Paaco assets held for sale                                              97,103,697            92,225,714
                                                                          ------------          ------------
                                                                          $101,161,253          $190,174,395
                                                                          ============          ============

Liabilities and stockholders' equity:
    Accounts payable and accrued liabilities                              $    447,772          $  2,295,674
    Other borrowings                                                         1,599,563             1,882,344
    Florida Finance Group liabilities                                        2,932,178            93,980,956
    Paaco liabilities                                                       74,385,722            76,070,298
                                                                          ------------          ------------
        Total liabilities                                                   79,365,235           174,229,272
                                                                          ------------          ------------
    Contingent redemption value of put options                                 453,371               453,371

    Stockholders' equity:
       Preferred stock, par value $.01 per share, 2,000,000 shares authorized; none issued or outstanding
       Common stock, par value $.01 per share, 50,000,000 shares
           authorized; 9,762,270 issued and outstanding                         97,623                97,623
       Additional paid-in capital                                           13,832,832            13,832,832
       Retained earnings                                                     7,412,192             1,561,297
                                                                          ------------          ------------
           Total stockholders' equity                                       21,342,647            15,491,752
                                                                          ------------          ------------
                                                                          $101,161,253          $190,174,395
                                                                          ============          ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)



                                                             Three Months Ended                  Nine Months Ended
                                                                 January 31,                        January 31,
                                                           2002             2001              2002             2001
                                                           ----             ----              ----             ----
Costs and expenses:
     Selling, general and administrative              $   176,082       $  189,538         $  629,046       $  661,915
                                                      -----------       ----------         ----------       ----------
       (Loss) from continuing operations                 (176,082)        (189,538)          (629,046)        (661,915)

Discontinued operations:
     Income (loss) net of taxes                        40,867,952         (537,813)         6,479,941        2,169,237
                                                      -----------       ----------         ----------       ----------
     Net income (loss)                                 40,691,870         (727,351)         5,850,895        1,507,322
                                                      ===========       ==========         ==========       ==========


Basic earnings (loss) per share:
        Continuing operations                         $      (.02)      $     (.02)        $     (.06)      $     (.07)
        Discontinued operations                              4.19             (.05)               .66              .22
                                                      -----------       ----------         ----------       ----------
            Total                                     $      4.17       $     (.07)        $      .60       $      .15
                                                      ===========       ==========         ==========       ==========

Diluted earnings (loss) per share:
        Continuing operations                         $      (.02)      $     (.02)        $     (.06)      $     (.07)
        Discontinued operations                              4.19             (.05)               .66              .22
                                                      -----------       ----------         ----------       ----------
            Total                                     $      4.17       $     (.07)        $      .60       $      .15
                                                      ===========       ==========         ==========       ==========

Weighted average number of shares outstanding:
        Basic                                           9,762,270        9,794,103          9,762,270        9,800,027
        Diluted                                         9,762,270        9,794,103          9,762,270        9,800,027


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS        SMART CHOICE AUTOMOTIVE GROUP, INC.
(UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                    January 31,
                                                                                              2002               2001
                                                                                              ----               ----
Operating activities:
  Net income                                                                             $ 5,850,895        $ 1,507,322
  Add: Income from discontinued operations                                                (6,479,941)        (2,169,237)
                                                                                         -----------        -----------
      Loss from continuing operations                                                       (629,046)          (661,915)

Adjustments to reconcile (loss) from continuing operations to net cash Provided by (used in) operating activities: Changes in operating assets and liabilities:
      Prepaids and other assets                                                              242,502            166,501
      Accounts payable and accrued liabilities                                            (1,847,902)          (527,233)
                                                                                         -----------        -----------
          Net cash used in operating activities                                           (2,234,446)        (1,022,647)
                                                                                         -----------        -----------
      Financing activities:
      Repayments of other borrowings                                                        (282,781)          (281,538)
                                                                                         -----------        -----------
          Net cash used in financing activities                                             (282,781)          (281,538)
                                                                                         -----------        -----------
Cash used in continuing operations                                                        (2,517,227)        (1,304,185)
Cash provided by (used in) discontinued operations                                         6,557,831           (142,268)
                                                                                         -----------        -----------
Increase (decrease) in cash and cash equivalents                                           4,040,604         (1,446,453)
Cash and cash equivalents at:   Beginning of period                                          436,262          1,882,716
                                                                                         -----------        -----------
                                End of period                                              4,476,866            436,263
Less: Cash and cash equivalents of discontinued operations                                (4,284,502)          (436,263)
                                                                                         -----------        -----------
         Cash and cash equivalents of continuing operations                              $   192,364        $
                                                                                         ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                  SMART CHOICE AUTOMOTIVE GROUP, INC.



A - DESCRIPTION OF BUSINESS

         Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") was in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. Smart Choice's Florida-based subsidiaries are referred to as the "Florida Finance Group" or "FFG". Smart Choice's Texas-based subsidiaries, which include Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation, are referred to as "Paaco". As of January 31, Paaco operated 13 used car dealerships in Texas (principally in the cities of Dallas and Houston).

         As discussed in Note B, the Company has disposed of all of its operations.


B - SETTLEMENT AGREEMENT WITH FINOVA

         On November 8, 2001, Smart Choice, the Florida Finance Group and Paaco, entered into a forbearance agreement with Finova that resulted in the foreclosure of the Florida Finance Group's receivables and inventory, and the probable sale of Paaco to Finova.

         Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owes Finova $33.4 million (the "Deficiency").

         Further, as part of the forbearance agreement, Smart Choice granted Finova (i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the exercise of the Paaco Option.

         On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. Finova subsequently assigned its option to purchase Paaco to Motive Group, L.P., a Texas limited partnership. On March 8, 2002 Motive Group, L.P. exercised its option and purchased Paaco. Under the purchase agreement, Motive Group, L.P. will assume all debt of Paaco. Smart Choice will no longer have any operations of substance and its remaining assets will be sold in an effort to repay its obligations to unsecured creditors to the extent possible. Smart Choice's remaining assets consist of certain improved and unimproved real estate in Titusville, Florida, including a 35,000 square-foot office facility, and certain other current and fixed assets.



C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2001.

Discontinued operations

         As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. The Florida Finance Group has been accounted for as a discontinued operation. Prior year amounts have been restated to conform to the fiscal 2002 presentation for comparative purposes.

As a result of the exercise of the Paaco option on March 8, 2002, Paaco has also been accounted for a discontinued operation. Prior year amounts have been restated to conform to the fiscal 2002 presentation for comparative purposes. Paaco and Florida Finance Group comprise all the operations of Smart Choice and therefore no continuing operations are reported for the period included herein. It is not anticipated that Smart Choice will have any future operations.

Reclassifications

         Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation.

D - FINANCE RECEIVABLES


         As discussed in Note B, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. In addition, Paaco was sold March 8, 2002 pursuant to assignment by Finova of its Paaco option. All financed receivables for Florida Finance Group and Paaco are included in assets held for sale on the accompanying balance sheet.

E - DEBT

         A summary of debt as of January 31, 2002 and April 30, 2001 is as follows:

                                                               Other Borrowings
-----------------------------------------------------------------------------------------------------------------------------
                                            Facility       Interest                                   Balance at
       Borrower              Lender          Amount          Rate          Maturity      January 31, 2002       April 30, 2001
       --------              ------          ------          ----          --------      ----------------       --------------
Smart Choice         High Capital et al       N/A         10.0%            Nov 2001            725,000              725,000
Florida Fin. Grp     Individuals              N/A         Various           Various            401,007              565,948
Various              Various                  N/A         Various           Various            473,556              591,396
                                                                                            ----------           ----------
                                                                                            $1,599,563           $1,882,344
                                                                                            ==========           ==========


F - DISCONTINUED OPERATIONS

         Since January 2001 Florida Finance Group has been over-advanced on their revolving credit facility with Finova. On November 8, 2001, Florida Finance Group and Paaco entered into an agreement with Finova that resulted in the foreclosure of Florida Finance Group's receivables and inventory. The Florida Finance Group ceased operations in November 2001 and Paaco was sold March 11, 2002. Smart Choice's remaining assets consist principally of a 35,000 square foot office building and certain other current and fixed assets. The building and other fixed assets will be sold or conveyed by Smart Choice in an effort to realized the maximum value for these assets and repay its obligations to unsecured creditors to the extent possible.

         As a result of the foreclosure of Florida Finance Group's receivables and inventory and the agreement with Finova that the deficiency of approximately $33 million be satisfied by the sale of Paaco, Smart Choice recorded income from forgiveness of indebtedness from write off of the outstanding balance of the Finova loan of $88,394,135. This was partially offset by the effect of the foreclosure and other items resulting in a gain of $40,691,870 for the quarter ending January 31, 2002.

G - EARNINGS (LOSS) PER SHARE

         A summary reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share for the Nine Months Ended January 31, 2002 and 2001 is as follows:


                                                         Three Months Ended                Nine Months Ended
                                                            January 31,                       January 31,
                                                      2002               2001             2002            2001
                                                      ----               ----             ----            ----
      Net income (loss)                           $40,691,870        $ (727,351)      $5,850,895       $1,507,322
                                                  ===========        ==========       ==========       ==========
      Average shares outstanding-basic              9,762,270         9,794,103        9,762,270        9,800,027
      Dilutive options
                                                  -----------        ----------       ----------       ----------
      Average shares outstanding-diluted            9,762,270         9,794,103        9,762,270        9,800,027
                                                  ===========        ==========       ==========       ==========
      Earnings (loss) per share:
            Basic                                 $      4.17        $     (.07)      $      .60       $      .15
            Diluted                               $      4.17        $     (.07)      $      .60       $      .15

      Antidilutive securities not included:
            Options and warrants                      426,021           404,686          426,021          404,686
                                                  ===========        ==========       ==========       ==========

H - COMMITMENTS AND CONTINGENCIES

Other Litigation

         In the ordinary course of business, the Company has become a defendant in various other types of legal proceedings. The Company cannot determine at this time the amount of the ultimate exposure, if any, these ordinary course of business lawsuits may have on the Company.


I - SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from continuing operations represent cash used for expenses to wind down the operations of Florida Finance Group's operations and for repayment of certain other borrowings. Cash balances as of January 31, 2002 in the amount of $192,364 will be used to pay off accounts payable and accrued expenses to the extent possible. As of the filing date, March 15, 2002 two employees remain in Florida Finance Group to provide final reporting and negotiate creditor settlements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.



FORWARD-LOOKING INFORMATION

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, for--ward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Uncertainties and risks related to such forward-looking statements include, but are not limited to, those relating to the sale of Paaco to Finova pursuant to the Paaco Option, the ability of Smart Choice to sell its remaining assets and repay unsecured creditors to the extent possible, continuation of Paaco's borrowings from Finova, changes in interest rates, competition, dependence on existing management, economic conditions (particularly in the State of Texas), changes in tax laws or the administration of such laws and changes in lending laws or regulations. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


RESULTS OF OPERATIONS

         Smart Choice Automotive Group, Inc. ("Smart Choice") and collectively with all of its subsidiaries (the "Company") was in the business of selling and financing used automobiles and trucks principally to consumers with limited or damaged credit histories. Smart Choice's Florida-based subsidiaries are referred to as the "Florida Finance Group" or "FFG". Smart Choice's Texas-based subsidiaries, which include Paaco Automotive Group, L.P. and Premium Auto Acceptance Corporation, are referred to as "Paaco". As of January 31, Paaco operated 12 used car dealerships in Texas (principally in the cities of Dallas and Houston).

         As discussed in Note B, on November 9, 2001 the Company has closed Florida Finance Group and sold Paaco. As a result of the foreclosure of Florida Finance Group's receivables and inventory and the agreement with Finova that the deficiency of approximately $33 million be satisfied by the sale of Paaco, Smart Choice recorded income from forgiveness of indebtedness from write off of the outstanding balance of the Finova loan of $88,394,135. This was partially offset by the effect of the foreclosure and other items resulting in a gain of $40,691,870 for the quarter ending January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note B, on November 9, 2001 the Company began to wind-down its Florida-based operations. Further, Smart Choice granted Finova Capital Corporation ("Finova"), the primary lender to its subsidiaries, an option to purchase Paaco. On December 12, 2001 Finova exercised its option to purchase Paaco. Finova subsequently assigned its option to purchase Paaco to Motive Group, L.P., a Texas limited partnership. On March 8, 2002 Motive Group, L.P. exercised its option and purchased Paaco. Under the purchase agreement, Motive Group, L.P. will assume all debt of Paaco.

Florida Finance Group has no further sources of income or cash flow. All future operations and wind down activities will be funded from current cash balances. It is anticipated that current cash balances will be sufficient to fund a limited operation and settle outstanding non-secured creditor obligations to the extent possible.


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

         Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owes Finova $33.4 million (the "Deficiency").

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

         As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions. Finova subsequently assigned its option to purchase Paaco to Motive Group, L.P., a Texas limited partnership. On March 8, 2002 Motive Group, L.P. exercised its option and purchased Paaco. Under the purchase agreement, Motive Group, L.P. will assume all debt of Paaco.

As of January 31, 2002 Florida Finance Group had five employees remaining to perform final accounting and wind down activities. It is anticipated that two employees will remain with the company indefinitely to finalize creditor negotiations and other activities necessary to close the Company. It is expected that current cash balances will be sufficient to support a minimal operation and settle outstanding non-secured creditor obligations to the extent possible.


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

         Pursuant to the forbearance agreement, on November 9, 2001, the collateral for the Florida Finance Group's credit facility with Finova, which consisted principally of receivables and inventory, was sold at a public foreclosure sale to Finova for $55 million. Prior to the foreclosure sale, the Florida Finance Group owed Finova $88.4 million. Thus, after applying the proceeds from the foreclosure sale, the Florida Finance Group owes Finova $33.4 million (the "Deficiency").

         Further, as part of the forbearance agreement, Smart Choice granted Finova (i) an option to purchase Paaco (the "Paaco Option") for an amount equal to the Deficiency, subject to shareholder approval and an appraisal indicating the value of Paaco is not greater than the Deficiency, and (ii) an option to purchase up to 100% of Smart Choice's remaining shares of authorized but unissued common stock (approximately 39 million shares) (the "Smart Choice Stock Option") at a price of $0.30 per share. The Smart Choice Stock Option will terminate upon the closing of the exercise of the Paaco Option. Presently, Smart Choice has approximately 9.8 million shares of common stock outstanding. Both the Paaco Option and the Smart Choice Stock Option expire March 8, 2002.

         As a result of the Finova agreement and the lack of other available capital, on November 9, 2001 the Florida Finance Group began to wind-down its operations. On December 12, 2001 Finova exercised its option to purchase Paaco subject to certain conditions.

         As of January 31, 2002, Paaco was also in violation of certain provisions of its loan agreement with Finova. As a result of Paaco's loan covenant violations, on November 8, 2001 Finova accelerated the maturity of Paaco's revolving credit facility such that the entire balance is currently due and payable.

Finova subsequently assigned its option to purchase Paaco to Motive Group, L.P., a Texas limited partnership. On March 8, 2002 Motive Group, L.P. exercised its option and purchased Paaco. Under the purchase agreement, Motive Group, L.P. will assume all debt of Paaco.


ITEM 5. OTHER INFORMATION

CHANGE IN CONTROL

                  Effective March 11, 2002, Crown Group, Inc. ("Crown") sold to Ed Ernst, the Chief Executive Officer of Smart Choice, all of the 6,857,907 shares of common stock of Smart Choice held by Crown for an aggregate purchase price of $100.00. Prior to this transaction, Mr. Ernst did not own any securities of Smart Choice. As a result of the transaction, Mr. Ernst now owns 79.8% of the issued and outstanding shares of common stock of Smart Choice, based on the 8,890,547 shares issued and outstanding on March 12, 2002.

DISPOSITION OF ASSETS

                  The disposition by Smart Choice of its Texas-based subsidiaries is described in Item 2 of this Report, which is incorporated by reference in response to this Item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: The following exhibits are filed herein.

                  Exhibit 10.1
                  Sale and Purchase Agreement between Paaco Automotive Group, L.P., Premium Auto Acceptance Corporation, Paaco Holdings, L.L.C., Alouette Trucking, Inc., Smart Choice Automotive Group, Inc. and Motive Group, L.P.

                  Exhibit 10.2
                  Acknowledgement of Assignment of Option between Smart Choice Automotive Group, Inc., Finova Capital Corporation and Motive Group, L.P.


         (b)      Reports on Form 8-K:

                  During the fiscal quarter ended January 31, 2002, the Company filed a report on Form 8-K dated November 21, 2001 (event date November 9, 2001) respecting Florida Finance Group's sale of receivables and inventory at a public foreclosure sale.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         SMART CHOICE AUTOMOTIVE GROUP, INC.



                         By:   \s\ James Edward Ernst
                               -----------------------------------------------
                               James Edward Ernst
                               President and Chief Executive Officer
                               (Principal Executive Officer)


                         By:   \s\ Larry Kiem
                               -----------------------------------------------
                               Larry Kiem
                               Controller
                               (Principal Financial and Accounting Officer)




Dated: March 15, 2002